Form 10QSB
period 1996-03-31
HI TIGER INTERNATIONAL INC
filed 1996-05-15
CIK 1005974

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

             U.S. Securities and Exchange Commission

                     Washington, D.C.  20549

                          Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                     March 31, 1996



[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    EXCHANGE ACT

   For the transition period from                                to


      Commission file number                          0-27580



            Hi, Tiger International, Inc.
     (Exact name of small business issuer as
             specified in its charter)

         Utah                                     87-0378021
(State or other jurisdiction                  (IRS Employer
of incorporation or organization)           Identification No.)

       350 West 300 South, Salt Lake City, UT  84101
               (Address of principal executive offices)


                 (801) 322-1221
            Issuer's telephone number

                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past  90 days.    Yes
No    X

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDING DURING THE PRECEDING FIVE YEARS

            Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes
No


                APPLICABLE ONLY TO CORPORATE ISSUERS

            State the number of shares outstanding of each of the
issuer's classes of common equity, as of thelatest practical date:
  March 31, 1996     2,317,300

            Transitional Small Business Disclosure Format (check
one).  Yes      ;  No

           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


               HI, TIGER INTERNATIONAL, INC.
                      AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 1995 AND MARCH 31, 1996
                         (Unaudited)


ASSETS                                03/31/96    09/30/95

Current Assets
  Cash                              $    7,158  $   17,267
  Note Receivable - Related Party            -      46,000
  Interest Receivable                        -       9,310
  Accounts Receivable(Net of Allowance
    for Doubtful Accounts of $2,739)    20,493      19,336

      Total Current Assets              27,651      91,913

Fixed Assets
  Equipment                            129,594     115,642
  Equipment Lease                       10,730      10,730
  Furniture & Fixtures                   6,866       6,866
  Less Accumulated Depreciation        (55,004)    (30,237)

      Total Fixed Assets                92,186     103,001

      Total Assets                  $  119,837  $  194,914















      The accompanying notes are an integral part of these financial statements.
                     HI, TIGER INTERNATIONAL, INC.
                            AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1995 AND MARCH 31, 1996
                               (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY       03/31/96       09/30/95

Current Liabilities
  Accounts Payable, Trade                 $   56,949  $   44,980
  Interest Payable                                 -      41,892
  Accrued Liabilities                          6,030       8,494
  Lease Obligation - Current Portion           5,531       4,620
  Notes Payable - Related Party                    -      26,900
  Other Payable - Related Party               75,000      75,000

       Total Current Liabilities             143,510     201,886

Long Term Liabilities
  Lease Obligation - Long Term Portion             -       2,884

      Total Liabilities                      143,510     204,770

      Minority Interest                       14,420      16,184

Stockholder' Equity
  Common Stock (Par Value $.001),
    50,000,000 share authorized,
    2,317,300 and 2,292,300 shares
    issued and outstanding March 31, 1996
    and September 30, 1995, respectively       2,317       2,292
  Paid in Capital in Excess of Par           434,745     410,270
  Retained Deficit                          (475,155)   (438,602)

      Total Stockholders' Equity             (38,093)    (26,040)

      Total Liabilities and
        Stockholders' Equity              $  119,837  $  194,914








The accompanying notes are an integral part of these financial statements


                      HI, TIGER INTERNATIONAL, INC.
                            AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)

                     For The      For The     For The     For The
                     3 Months     3 Months    6 Months    6 Months
                      Ended        Ended       Ended       Ended
                     03/31/96     03/31/95    03/31/96    03/31/95

REVENUES
  Sales            $   69,057   $   18,840  $  132,541  $   18,840
  Cost of Sales        19,778        3,513      32,878       3,513

      Gross Margin     49,279       15,327      99,663      15,327

EXPENSES
  General &
    Administrative     73,601       28,092     134,519      29,986
  Bad Debt Expense        262          415       1,786         415


      Total Expenses   73,863       28,507     136,305      30,401

Other Income (Expense)
  Interest Income       1,022          223       1,196       1,511
  Misc. Income            811            -         867           -
  Interest Expense     (1,177)      (1,576)     (3,737)     (3,316)

      Net Other
       Income (Expense)   656       (1,353)     (1,674)     (1,805)

Minority Income         1,750        1,936       1,764       1,936

Net Income (Loss)  $  (22,178)  $  (12,597) $  (36,552) $  (14,943)

Earnings (Loss)
  Per Common Share $    (0.01)  $    (0.02) $    (0.02) $    (0.02)

Weighted Average
 Shares Outstanding  2,294,955    2,237,300   2,293,614   2,104,882










      The accompanying notes are an integral part of these financial statements.


                      HI, TIGER INTERNATIONAL, INC.
                            AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)



                                           For The     For The
                                           6 Months    6 Months
                                            Ended       Ended
                                           03/31/96    03/31/95
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                 $  (36,552) $  (14,943)
Adjustments Used to Reconcile
  Net Loss to Net Cash
    Minority Income                          (1,764)     (1,936)
    Provided by (Used In)
      Operating Activities:
        Compensation Expense from
         Stock Options                            -           -
        (Increase) Decrease in
          Accounts Receivable                (1,157)    (1,500)
        (Increase) Decrease in
          Interest Receivable                 9,309      (1,511)
        Increase (Decrease) in Payables       9,505         948
        Increase (Decrease) in
         Interest Payable                   (41,892)      3,315
        Depreciation and amortization        24,767       8,537

Net Adjustments                              (1,232)      7,853

Net Cash Used in Operating Activities       (37,784)     (7,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Equipment                    (13,952)     (1,222)

Net Cash Used in Investing Activities       (13,952)     (1,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Capital Stock Issued           24,500           -
Proceeds From Loans                          46,000           -
Proceeds From Borrowings on Notes Payable         -       2,500
Cash Payments on Notes Payable              (26,900)          -
Cash payments on Capital Leases              (1,973)          -

Net Cash Provided by Financing Activities    41,627       2,500

Net Increase (Decrease) in Cash and
  Cash Equivalents                          (10,109)     (5,812)

Cash and Cash Equivalents at Beginning
  of Period                                  17,267      11,210

Cash and Cash Equivalents at End
  of Period                              $    7,158  $    5,398


                      HI, TIGER INTERNATIONAL, INC.
                            AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)



                                           For The     For The
                                           6 Months    6 Months
                                            Ended       Ended
                                          03/31/96    03/31/95


SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
      Interest                          $   45,077  $        -
      Income Taxes                      $      200  $      200






























      The accompanying notes are an integral part of these financial statements.


                          HI, TIGER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)


1.    Interim Reporting

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-SB for the year ended September 30, 1995.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

      The following discusses the financial position and results of operations of the Company and its consolidated subsidiary, The
Friendly Net (a Utah Limited Liability Company), which have been combined and accounted for as a reorganization of ownership interest among related parties as if it were a "pooling of interests."

Liquidity and Capital Resources

      The Company requires working capital principally to fund its current operations and accounts receivable. Generally the Company has adequate funds for its activities, from time to time in the past the Company has relied on short-term borrowings and the issuance of restricted common stock to fund current operations. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to borrow any additional working capital that has been required. From time to time in the past, required short-term borrowings have been obtained from a principal shareholder or other related entities. It is anticipated that the current operations will expand and the funds generated will exceed the Company's working capital requirements for the foreseeable future and that it will no longer seek loans from principal shareholders.

      The increase in liquidity and capital resources during the past two years reflects the increases attributable to the acquisition of The Friendly Net and the partial year of operations. The Company generates and uses cash flows through three activities: operating, investing, and financing. During the six months ended March 31, 1996, operating activities used cash of $38,000 as compared to net cash used of $7,000 for the six months ended March 31, 1995. The increase in cash used by operating activities in 1996 compared to 1995 is due principally to the payment of interest payable of $45,000 of which $41,892 was from accumulations from prior years.

      Cash flows used in investing activities for the six months ended March 31, 1996 is due to the acquisition of $14,000 of computer equipment for The Friendly Net Operations as compared to $1,000 for March 31, 1995.

      Financing activities provided $42,000 for the six months ended March 31, 1996 and $3,000 for March 31, 1995. The increase in cash flow from financing activities in 1996 is the net result of collecting loans of $46,000, paying off notes of $27,000, payments on lease obligations of $2,000 and the proceeds from the sale of restricted stock of $25,000.

      Management believes that the Company's current cash and funds available will be sufficient to meet capital requirements and short term and long term working capital needs in the fiscal year ending September 30, 1996 and beyond, unless a significant acquisition or expansion is undertaken. The Company is constantly searching for potential acquisitions and/or expansion opportunities.
However, there are no arrangements or ongoing negotiations for any acquisition or expansion.

Results of Operations

      As of March 31, 1996, the Company's have only been in operations since January 1995. The revenues and gross margins for the fiscal year ended September 30, 1995 are not necessarily indicative of the results that may be expected for a full year. During the preceding year (fiscal 1995), customers with repeat business accounted for a majority of the revenues generated. Although the Company's subsidiary has performed work for it's customers with repeat business, there is no assurance that such customers will maintain or increase the level of volume of business of the Company. Since the acquisition of The Friendly Net, general and administrative expenses have increased more than the gross margin generated by the operations resulting in a loss from operations of $37,000 for the six months ended March 31, 1996 compared to $15,000 loss in the six months ended March 31, 1995. For the six months ended March 31, 1996 the increased general and administrative expenses was a result of increased activity in the search for potential acquisition and the expenses resulting from staffing and training personnel for the operations of The Friendly Net, while the volume of revenues generated had not reached a point where the gross margin generated was sufficient to offset the cost of the initial start-up expenses. General and Administrative costs are expected to remain fairly stable; although there may be some increases in technical support personnel costs as the customer base grows.

Inflation and Regulation

      The Company's operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices. The Company encounters competition from a variety of firms offering Internet services in its market area. Many of these firms have long standing customer relationships and are well-staffed and well financed. The Company believes that competition in the Internet service industry is based on competitive pricing, although the ability, reputation and technical support of a concern is also significant. The Company does not believe that any recently enacted or presently pending proposed legislation will have a material adverse effect on its results of operations.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      The Company did not file a report on Form 8-K during the six months ended March
31, 1996.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Hi, Tiger International, Inc.
             (Registrant)




DATE:        May 14, 1996                 By:   /s/
                                               Paul G. Begum,
                                               President
                                          (Principal financial and
                                              Accounting Officer)