Form 10QSB
period 1996-06-30
HI TIGER INTERNATIONAL INC
filed 1996-08-14
CIK 1005974

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                   U.S. Securities and Exchange Commission

                          Washington, D.C.  20549

                                 Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:      June 30, 1996


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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past  90 days.    Yes   X   No


                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and
reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan
confirmed by a court. Yes    No


                        APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practical date:
  July 22, 1996     2,433,300

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No

                                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              HI, TIGER INTERNATIONAL, INC.
                                    AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1995 AND JUNE 30, 1996
                                       (Unaudited)


ASSETS                                   06/30/96        09/30/95

Current Assets
  Cash                                 $   24,883      $   17,267
  Note Receivable - Related Party               -          46,000
  Interest Receivable                           -           9,310
  Accounts Receivable(Net of Allowance
    for Doubtful Accounts of $2,739)       23,173          19,336

        Total Current Assets               48,056          91,913

Fixed Assets
  Equipment                               134,418         115,642
  Equipment Lease                          10,730          10,730
  Furniture & Fixtures                      6,866           6,866
  Less Accumulated Depreciation           (61,895)        (30,237)

        Total Fixed Assets                 90,119         103,001

        Total Assets                   $  138,175      $  194,914















The accompanying notes are an integral part of these financial statements.
                                HI, TIGER INTERNATIONAL, INC.
                                      AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 1995 AND JUNE 30, 1996
                                         (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY     06/30/96       09/30/95

Current Liabilities
  Accounts Payable, Trade              $   72,569      $   44,980
  Interest Payable                              -          41,892
  Accrued Liabilities                       5,423           8,494
  Lease Obligation - Current Portion        4,304           4,620
  Notes Payable - Related Party                 -          26,900
  Other Payable - Related Party            75,000          75,000

         Total Current Liabilities        157,296         201,886

Long Term Liabilities
  Lease Obligation - Long Term Portion          -           2,884

        Total Liabilities                 157,296         204,770

        Minority Interest                  19,030          16,184

Stockholder' Equity
  Common Stock (Par Value $.001),
    50,000,000 share authorized,
    2,333,300 and 2,292,300 shares
    issued and outstanding June 30, 1996
    and September 30, 1995, respectively    2,333           2,292
  Paid in Capital in Excess of Par        434,729         410,270
  Retained Deficit                       (475,213)       (438,602)

        Total Stockholders' Equity        (38,151)        (26,040)

        Total Liabilities and
          Stockholders' Equity         $  138,175      $  194,914








The accompanying notes are an integral part of these financial statements
                                HI, TIGER INTERNATIONAL, INC.
                                      AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF OPERATIONS
                                         (Unaudited)

                    For The         For The         For The         For The
                    3 Months        3 Months        9 Months        9 Months
                     Ended           Ended           Ended           Ended
                    06/30/96        06/30/95        06/30/96        06/30/95

REVENUES
  Sales           $   84,104      $   90,590      $  216,645      $  109,430
  Cost of Sales       16,099          12,438          48,977          15,951

     Gross Margin     68,005          78,152         167,668          93,479

EXPENSES
  General &
    Administrative    60,104          91,919         194,623         121,905
  Bad Debt Expense     2,576             984           4,362           1,399


     Total Expenses   62,680          92,903         198,985         123,304

Other Income (Expense)
  Interest Income          -           2,744           1,196           4,255
  Misc. Income             -             129             867             129
  Interest Expense      (773)         (2,740)         (4,510)         (6,056)

     Net Other
      Income (Expense)  (773)            133          (2,447)         (1,672)

Minority Income       (4,611)            600          (2,847)          2,536

Net Income (Loss) $      (59)     $  (14,018)     $  (36,611)     $  (28,961)

Earnings (Loss)
 Per Common Share $    (0.00)     $    (0.01)     $    (0.02)     $    (0.01)

Weighted Average
Shares Outstanding 2,333,300       2,253,967       2,312,800       2,156,189











The accompanying notes are an integral part of these financial statements.

                                 HI, TIGER INTERNATIONAL, INC.
                                      AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Unaudited)

                                         For The         For The
                                         9 Months        9 Months
                                          Ended           Ended
                                         06/30/96        06/30/95
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                               $  (36,611)     $  (28,961)
Adjustments Used to Reconcile
  Net Loss to Net Cash
    Minority Income                         2,847           2,536
    Provided by (Used In)
      Operating Activities:
        Compensation Expense from
         Stock Options                          -               -
        (Increase) Decrease in
          Accounts Receivable              (3,837)        (18,038)
        (Increase) Decrease in
          Interest Receivable               9,309          (4,255)
        Increase (Decrease) in
         Payables                          24,518          (9,898)
        Increase (Decrease) in
         Interest Payable                 (41,892)          5,188
        Depreciation and amortization      31,658          18,920

Net Adjustments                            22,603          (5,547)

Net Cash Used in Operating Activities     (14,008)        (34,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Equipment                  (18,776)        (11,568)

Net Cash Used in Investing Activities     (18,776)        (11,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Capital Stock Issued         24,500          59,340
Proceeds From Loans                        46,000               -
Proceeds From Borrowings on Notes Payable       -           2,500
Cash Payments on Notes Payable            (26,900)              -
Cash payments on Capital Leases            (3,200)         (2,437)

Net Cash Provided by Financing Activities  40,400          59,403

Net Increase (Decrease) in Cash and
  Cash Equivalents                          7,616          13,327

Cash and Cash Equivalents at Beginning
  of Period                                17,267          11,210

Cash and Cash Equivalents at End
  of Period                            $   24,883      $   24,537

                                HI, TIGER INTERNATIONAL, INC.
                                      AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Unaudited)


                                         For The         For The
                                         9 Months        9 Months
                                          Ended           Ended
                                         06/30/96        06/30/95

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
        Interest                       $   46,402      $      868
        Income Taxes                   $      200      $      200






























The accompanying notes are an integral part of these financial statements.

                              HI, TIGER INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE NINE MONTHS ENDED JUNE 30, 1996
                                      (Unaudited)


1.      Interim Reporting

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-SB for the year ended September 30, 1995.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

        The following discusses the financial position and results of operations of the Company and its consolidated subsidiary, The Friendly Net (a Utah Limited Liability Company), which have been combined and accounted for as a purchase using the recorded value of the net assets of the seller due to the related party relationship.

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

        The increase in liquidity and capital resources during the past two years reflects the increases attributable to the acquisition of The Friendly Net and the partial year of operations. The Company generates and uses cash flows through three activities: operating, investing, and financing. During the nine months ended June 30, 1996, operating activities used cash of $14,000 as compared to net cash used of $35,000 for the nine months ended June 30, 1995.

        Cash flows used in investing activities for the nine months ended June 30, 1996 is due to the acquisition of $19,000 of computer equipment for The Friendly Net Operations as compared to $12,000 for June 30, 1995.

        Financing activities provided $40,000 for the nine months ended June 30, 1996 and $59,000 for June 30, 1995. The decrease in cash flow from financing activities in 1996 is the net result of collecting loans of $46,000, paying off notes of $27,000, payments on lease obligations of $3,000 and the proceeds from the sale of restricted stock of $25,000 for 1996, as compared to borrowings of $2,500, payments on lease obligations of $2,000 and the proceeds from the sale of restricted stock of $59,000 for 1995.

        Management believes that the Company's current cash and funds available will be sufficient to meet capital requirements and short term and long term working capital needs in the fiscal year ending September 30, 1996 and beyond, unless a significant acquisition or expansion is undertaken. The Company is constantly searching for potential acquisitions and/or expansion opportunities.

Results of Operations

        As of June 30, 1996, the Company's have only been in operations since January 1995. The revenues and gross margins for the fiscal year ended September 30, 1995 are not necessarily indicative of the results that may be expected for a full year. During the preceding year (fiscal 1995), customers with repeat business accounted for a majority of the revenues generated. Although the Company's subsidiary has performed work for it's customers with repeat business, there is no assurance that such customers will maintain or increase the level of volume of business of the Company. Since the acquisition of The Friendly Net, general and administrative expenses have increased more than the gross margin generated by the operations resulting in a loss from operations of $37,000 for the nine months ended June 30, 1996 compared to $29,000 loss in the nine months ended June 30, 1995. For the nine months ended June 30, 1996 the increased general and administrative expenses was a result of increased activity in the search for potential acquisition and the expenses resulting from staffing and training personnel for the operations of The Friendly Net, while the volume of revenues generated had not reached a point where the gross margin generated was sufficient to offset the cost of the initial start-up expenses. General and Administrative costs are expected to remain fairly stable; although there may be some increases in technical support personnel costs as the customer base grows.

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

       The Company did not file a report on Form 8-K during the nine months ended June 30, 1996.

                                     SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        Hi, Tiger International, Inc.
              (Registrant)





DATE:       August 13, 1996              By:   /s/
                                            Paul G. Begum,
                                            President
                                           (Principal financial
                                            and Accounting Officer)