Form 10KSB
period 1996-09-30
HI TIGER INTERNATIONAL INC
filed 1997-01-07
CIK 1005974

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)
 [X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For Fiscal Year Ended: September 30, 1996

OR

 [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to

Commission file number        0-27580

      AvTel Communications, Inc.
(Name of small business issuer in its charter)
   (Formerly Hi Tiger, International, Inc.)

        Utah                            87-0378021
State or other jurisdiction of     (I.R.S. Employer
incorporation or organization          Identification No.)

130 Cremona Drive, Suite C, Santa Barbara, CA    93117       (Address of
principal executive offices)     (zip code)

Issuer's telephone number      (805) 685-0355

Securities registered under Section 12(b) of the Act:  NONE

Securities registered under Section 12(g) of the Act:

Common Stock Par Value $0.001
(Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes  X
No

                                        Total pages:   40
                                        Exhibit Index Page: 20






Form 10-KSB

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $ 299,315

     As of December 27 1996, there were 7,100,807 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $2,382,887 computed at the average bid and asked price as of December 20, 1996.


DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (C) of the Securities Act of 1933 ("Securities Act"): The Registrant's combined form of Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders on February 27, 1997 is incorporated herein by reference into
Part II, Item 8 and Part III, Item 9-12, inclusive of this Report on Form
10-KSB.

     Transitional Small Business Disclosure Format (check one):

Yes     ; NO X

TABLE OF CONTENTS


Item Number and CaptionPage

PART I

1.  Description of Business                                      4

2.  Description of Property                                     14

3.  Legal Proceedings                                           15

4.  Submission of Matters to a Vote of Security Holders         15



PART II

5.  Market for Common Equity and Related Stockholder Matters     16

6.  Management's Discussion and Analysis or Plan of
    Operations                                                   16

7.  Financial Statements                                         19

8.  Changes in and Disagreements With Accountants on
    Accounting and Financial Disclosure                          19


PART III

9.  Directors, Executive Officers, Promoters and Control
    Persons; Compliance with Section 16(a) of the Exchange Act    20

10. Executive Compensation                                        20

11. Security Ownership of Certain Beneficial Owners and
    Management                                                    20

12. Certain Relationships and Related Transactions                20


13. Exhibits and Reports on Form 8-K                              20







PART I  DESCRIPTION OF BUSINESS

GENERAL

     AvTel Communications, Inc., a Utah corporation ("AvTel" or the "Company") is a non-facilities based telecommunications carrier providing a comprehensive array of broadband voice and data network services. The Company was incorporated on October 27, 1981, and did not conduct any business operations during the seven (7) year period ending September 30, 1993, following which it became a development stage company, a status it maintained until February, 1995 when it acquired, through a subsidiary, The Friendly Net, LLC ("TFN") a Utah limited liability company.

     The acquisition of TFN, an Internet Service Provider ("ISP"), was part of a general management strategy to evaluate and acquire business enterprises in the telecommunications industry which, in the opinion of management, represented opportunities for revenue growth and profitability.

     The TFN acquisition was accomplished through an agreement, with the Company's wholly owned subsidiary, Hi, Tiger, Inc., pursuant to which 260,000 shares of the Company's $.001 par value common stock ("Common Stock"), options to purchase 75,000 shares of Common Stock and $21,000 in cash were exchanged for an 80% interest in TFN. The remaining 20% interest is held by Tree of Stars, Inc, a Nevada corporation, whose President and principal shareholder is Paul G. Begum, a principal shareholder of the Company and its former President and Chairman. TFN began operations in January, 1995 and, at the time the Company acquired its interest, TFN had a value of $106,675, including computer equipment and furniture and fixtures with a historical value of $106,675 on the date of the exchanges. Pursuant to certain agreements entered into in connection with the Company's acquisition of AvTel Holdings, Inc., a California corporation, the Company acquired certain first refusal rights to purchase the 20% interest in TFN held by Tree of Stars, Inc. See "Recent Developments - Merger Transaction".

     The TFN transaction was accounted for as a purchase between related parties. Accordingly, assets and liabilities are reflected at their historical values. Shareholder's equity has been restated to reflect shares of Common Stock exchanged in the TFN acquisition as outstanding as of January 1, 1995, when TFN began operations, and income and expense have been presented since that date.

     Prior to October 23, 1996, the Company conducted operations under the name "Hi, Tiger International, Inc.". The name change was effected in connection with the Company's merger with AvTel Holdings, Inc., a California corporation ("AHI"). See "Recent Developments - Merger Transaction".
     The Company's principal offices are located at 130 Cremona Drive, Suite C, Santa Barbara, California, 93117.

RECENT DEVELOPMENTS

     Since September 30, 1996, the Company has merged with AvTel Holdings, Inc., undergone a complete change in its board of directors and executive management, pursued several acquisition and strategic alliances and begun development of a sales and operational strategy to position the Company as a non-facilities based telecommunications carrier providing a comprehensive array of broad band voice and data network services.

MERGER TRANSACTION

     On October 23, 1996, the Company completed a merger transaction (the "Merger") in which it acquired 100% of the issued and outstanding capital stock of AvTel Holdings, Inc. ("AHI"), a California corporation, formerly called "AvTel Communications, Inc.", in exchange for 4,252,508 shares of the Company's Common Stock, representing approximately 61% of the Company's issued and outstanding Common Stock after giving effect to the Merger and 1,000,000 shares of newly authorized shares of the Company's Series A Convertible Preferred Stock. The Merger, which was consummated in accordance with the terms of an Acquisition Agreement dated August 30, 1996, was approved by the Company's shareholders at a special meeting held October 23, 1996. The transaction has been accounted for as a purchase. Assets and liabilities are reflected at their fair market value.

     In connection with the Merger, all previous members of the Company's board of directors and executive management resigned and were replaced by new directors and executive officers who have considerable previous management experience in the telecommunications industry. The Merger allows the Company to avail itself of these management skills, the capital resources available to AHI and the customer base and industry relationships that had been established and were under development by AHI prior to the merger.

     Since the Merger, the Company has, under its current management team, aggressively pursued selective acquisitions, strategic alliances and the development and implementation of sales and marketing efforts.

ACQUISITIONS AND STRATEGIC ALLIANCES

     In November, 1996, the Company acquired Silicon Beach Communications, Inc. ("SBC"), a privately held California corporation, that serves as an Internet Service Provider ("ISP") and provides software development services. The acquisition was structured as a stock for stock transaction in which the Company issued an aggregate of 115,000 shares of its Common Stock in exchange for all the issued and outstanding capital stock of SBC.

     In December, 1996, the Company's wholly owned subsidiary, Hi, Tiger, Inc. ("HTI"), entered into a letter of intent to acquire all the issued and outstanding capital stock of WestNet Communications, Inc. ("WNI"), a Ventura, California ISP. Following completion of the contemplated acquisition of WNI, the Company intends to integrate the customer bases, network facilities and other operations of SBC and WNI in order to achieve desired efficiencies and economies of scale.

     In December, 1996, the Company entered into a Master Service Agreement with Electric Lightwave, Inc. ("ELI"), a subsidiary of Citizens Utilities. Under this agreement, ELI will provide AvTel with Frame Relay facilities on a national basis through the ELI network as well as through network to network interfaces ("NNI's") with LCI and the Regional Bell Operating Companies. The term of the agreement is three years, is non-exclusive and does not require any minimum service commitments by the Company.

     The Company is currently in negotiations with a MCI Communications, whereby MCI will provide the Company with its international dedicated leased-line facilities for the Company's resale. This transaction is intended to provide revenue growth opportunities with attractive margins. However, while certain operational installations have been completed in anticipation of the execution of a definitive agreement, there are no assurances that this transaction will be consummated or that, if completed, the revenue and profitability objectives will be achieved.


SALES AND OPERATIONAL STRATEGY

     Prior to the Merger, the Company's sales and operational strategy was directed, primarily, at increasing revenues through expansion of the customer base for the TFN ISP operations.

     Following the Merger, the Company's new executive management team began to develop and implement a comprehensive sales and marketing strategy designed to position the Company as a leading provider of broad band network services, providing complete inter-networking solutions for small- and mid-size business and professional offices and certain personal applications.

     This strategy is based on the assumption that network connectivity for these market applications is becoming a critical element in the ability of these business, professional and other organizations to improve productivity and lower costs through the use of a variety of telecommunications services, including branch office, remote office and telecommuter networking as well as network access to customers, vendors, financial institutions and the Internet. While management expects that these factors will result in an increased market demand for these services, there are no assurances regarding the size of such demand or that the Company will be selected to provide its services in response to such demand. See "Industry and Market".

     The implementation of this strategy involves the creation and marketing of products and services designed for both business and personal applications, namely Business Network Service and Personal Network Services, respectively. The Company is developing two distinct sales channels to pursue these market opportunities, a channel Sales Division and a Direct Sales Division. See "The Company Sales Strategy"

     While the Company believes that pursuit of this sales and marketing strategy will result in monthly, recurring revenues from networking customers under multi-year term agreements, this strategy is in its formative stages and the Company is recruiting, hiring, training and developing the personnel resources necessary to manage and staff the sales and marketing efforts. Delays or other difficulties in these recruitment and other activities could adversely affect the Company's ability to timely and effectively implement these revenue-generating objectives.

INDUSTRY AND MARKET

     Internetworking. At an increasing rate, business, professional and other organizations are seeking to internetwork their LANs and WANs to share information and computing resources for applications such as e-mail, transaction processing, the sharing of databases, multi-site engineering and product development and electronic image transfer. The communications traffic of many organizations has grown steadily during the past two decades leading to enterprise-wide networks facilitating rapid and efficient data communications between work groups, departments and branch locations. Additionally, a shift to enterprise-wide remote access has occurred due to increased business mobility, increased telecommuting, reduced cost of WAN services and widespread adoption of remote access standards. Internet and remote access devices extend the organization network beyond the branch office, bringing remote users closer to the enterprise and permitting connection to the corporate LAN so users can work anywhere, any time. Users can access e-mail, databases and servers as if they were in the corporate office.

     It is management's opinion that as a result of these shifts, internetworking, the method used for interconnecting networks, has been undergoing rapid growth over the past ten years. This has been reflected in the significant growth in sales and distribution of routers, remote access servers, intranet software and other various components that enable internetworking.


     As the computing paradigm migrates to client-server architectures, enterprise-wide networks are the enablers that allow those technologies to be implemented by organizations. However, many organizations are significantly challenged to manage the multi-provider contacts for network planning, network design, equipment deployment, WAN services, administration, billing, support and maintenance. AvTel has recognized the opportunity to bridge the gap between telecom and computer providers and simplify networking complexities by becoming a single point of contact.

     Network Provisioning. It is management's opinion that a fundamental change is occurring in business technology applications. Communications requirements such as bandwidth availability and network design are replacing computer requirements such as processor speed, memory or operating systems as the delimitating factors for business applications. Video conferencing, remote patient diagnostics with medical imaging, tele-commuting are all business applications in which the success of the deployment is defined by the available bandwidth. The ultimate realization of this trend is the World-Wide Web ("WWW") and WWW applications developed with Internet-specific tools such as SUN Microsystems' Java. These Web applications are computer platform and operating system independent but depend entirely upon connectivity and bandwidth for successful deployment and execution.

     As a result, connectivity is becoming one of the most important factors in enhancing business productivity and customer service. Large corporations have historically created private wide area networks through leased dedicated data lines. However, dedicated point-to-point facilities have several deficiencies:

          Leased lines are very expensive
          Remote offices and telecommuters are omitted
          Leased lines are not suited for unscheduled and asynchronous communications

     As a result, small and medium size companies that have sought the benefits of internetworking have been required to use modems and dial-up telephone lines which are generally too slow to handle today's applications.

     Growing demands for high-speed capabilities have given way to the emergence of new carrier-based data communication services to overcome the deficiencies of both dedicated leased and dial-up lines. WAN solutions vary substantially depending on an organization's size and communications needs. Traditionally, wideband digital transmission circuits (such as T1 and DS-1 were leased from public carriers to provide voice, fax and data communications links between larger offices and low speed leased lines (such as DS-O) for branch office connectivity. For some applications, however, this has proven expensive and inefficient because the entire bandwidth capacity is dedicated 24 hours per day, whether or not it is used.

     The birth of "packet" based services such as X.25 were developed to address the issue of allocation and utilization. Today, "fast packet" networking technologies such as Frame Relay and Asynchronous Transfer Mode ("ATM") have emerged as an integrated, cost-effective, flexible WAN solution. These networks allow for "bandwidth on demand" between any two endpoints on a WAN. While ATM is not generally available through public carriers, Frame Relay services are now widely offered throughout the United States and are increasing in demand.

THE COMPANY

     Strategy. The Company intends to be a leading provider of broadband network services, providing complete internetworking solutions for small to mid-size offices. The Company 's services will be sold through a network of value added resellers and a direct sales force focused on select vertical markets.

     Wide Area Network connectivity for small to medium size offices is fast becoming a critical element in each organizations' infrastructure. These enterprises require branch office, remote office and telecommuter networking as well as network access to customers, vendors and the internet. As a result, management believes that tremendous demand has been created for flexible, cost-effective internetworking solutions. AvTel sees these primary market trends in the internetworking arena:

     Demand for WAN connectivity for small to medium size offices is increasing
     Capabilities of server integrated internetworking are increasing Outsourcing of network services is increasing

     Management believes that there are significant opportunities created by all three trends in becoming an affordable, single source provider of integrated voice and data internetworking solutions. The Company intends to market a variety of products and services tailored around its PointStream point-to-point facilities, FrameLink Frame Relay facilities, and internet service through its subsidiaries, The Friendly Net and Silicon Beach, providing customers with access through 1+, 0+, 800#, PPP, SLIP, frame relay, T1, T3, ISDN and virtual network sharing.

     Principal Sources of Revenues. Management anticipates that the Company's sales strategy will generate recurring monthly revenues from the following primary sources:

     The sale of bandwidth under multi-year contracts;
     The sale of network management services under multi-year contracts;
     The sale of internet access, and
     The sale of value-added services such as data warehousing, website publishing and hosting, and network design and consultation.


     In addition, management believes that the Company revenues will be generated from the sale of voice services such as long distance, 800 numbers, calling cards and voicemail.


     Management believes that it has developed a sound sales strategy and that attractive market opportunities exist which should enable the Company to generate, grow and sustain revenues through sales of its products and services. However, these sales and marketing strategies have been developed following the Merger in October, 1996 and have not yet been fully implemented through, among other things, the recruitment, hiring and training of additional management and other personnel necessary to staff the Company's sales and marketing function and the negotiation and completion of additional contracts and agreements with customers and vendors.

     The Company's near term efforts in these areas will be focused on "ramping up" its capabilities and resources in sales and marketing which efforts will result in salary, recruitment and related expenses and other expenses to establish suitable arrangements with agents, value-added resellers and other resources for the sale and distribution of the Company's products and services.

     It is anticipated that the development and implementation of these sales and marketing capabilities through both internal and external resources will result in expenditures for salaries, recruitment expenses, technical support, trade shows, advertising and other SG&A ("Sales, general and administrative") items that will exceed, both in absolute terms and as a percentage of revenues, similar expenses incurred by the Company in fiscal year 1996. Moreover, management expects that much of this effort will take place before the results, namely increased revenues, are recognized. Accordingly, the Company will be operating at a loss for financial reporting purposes until such time as the Company is recognizing revenues in sufficient volumes to offset these and other expense items. There are no assurances that the development and implementation of these sales and marketing capabilities will be accomplished in sufficient time or with sufficient success to produce the desired levels of revenues for the Company's products and services Further, the execution of this strategy will require the Company to utilize its working capital to fund this activity.

     Management believes that the Company's existing sources of capital will be adequate to support initial, limited implementation of its sales and marketing strategy. However, the complete execution of this strategy is likely to require additional capital resources and there are no assurances that such resources will be available in sufficient amounts on a timely basis and under terms and conditions acceptable to the Company. See "Management's Discussion and Analysis - Liquidity and Capital Resources"


MARKETING STRATEGY

     AvTel is focused on the business customer and will primarily target small- to mid-size business "units" currently equipped with local area networks and the small-office/home-office ("SOHO") workforce. To pursue these groups, AvTel will utilize Direct Sales, Value Added Resellers and other alternative sales channels. Marketing efforts will also include participation in major telecommunications trade shows, advertising in trade journals, the publishing of newsletters and technical articles, and seminars for AvTel's non-direct sales channels. AvTel will market two distinct portfolios of bundled services under the categories of Business Network and Personal Network Services.

     Direct Sales. AvTel will employ a direct sales force to target niche industries that have specific internetworking needs. This group will be deployed nationally and will be responsible for generating revenues on a geographic basis.

     Value Added Resellers. The computer industry today includes nearly 100,000 VARs. AvTel will specifically target those VARs that provide network and internetworking services, predominantly in vertical markets. By utilizing the relationship already developed between the VAR's and their customers, AvTel seeks to gain an immediate foothold with those customers over competing broadband service providers. AvTel will provide full training, sales and technical support to its network of VARs. It is anticipated that the VARs will receive discounts on AvTel products (for VAR markups) as well as participation in the monthly recurring income AvTel receives from their customers. This unique structure will provide a true partnership in growth between AvTel and the VAR network.

     Network Integrators. AvTel is pursuing relationships with network integrators to provide turnkey network connectivity solutions to their customers under its "Platinum Partnership" program.

     Other Alternative Channels. AvTel will partner with vendors of software applications such as medical billing, distance learning, corporate training and financial services which require network connectivity. By partnering with AvTel, software developers will be enabled to provide turnkey solutions for their customers while AvTel gains a foothold in connectivity provisioning in select vertical markets.

     PRODUCTS. The Company has identified a suite of voice and data communications products and services to provide its customers which include bandwidth, internet access, data warehousing, network management services, website creation and hosting, national and international long distance, 800 service, voice mail and calling cards. These services are intended to, among other things, enable customers to enhance their internal computer networks and access external computer networks and the Internet.

     Bandwidth. Under its PointStream and FrameLink product lines, the Company provides customers with frame relay and private line connectivity for speeds ranging from 56kbps to full T1 and T3 for national and international data traffic.

     The Company's dedicated service is tailored around its PointStream program which includes digital private line services using high capacity digital circuits to carry voice, data and video transmissions from point to point in flexible configurations. PointStream includes different standardized transmission speeds and circuit capacities ranging from a DS-0 circuit (64kbps) to a DS-3 circuit (44.736kbps). These varying speeds allow for a private line digital channel for connecting various telecommunications equipment such as personal computers and fax machines, or a more robust connection for multiple data transmissions, access to the Internet and interconnection of LAN's or linking customer locations to other customer locations.

     The Company's Frame Relay service is tailored around its FrameLink program, which is designed to meet the requirements of high speed data communications such as Client-Server, LAN-to-LAN and internet transport.
Frame Relay is a fast packet transport alternative to dedicated circuits which allows flexible allocation and efficient utilization of bandwidth among multiple network sites. It is best suited for "bursty" data applications, versus those requiring a constant data stream. By providing bandwidth on demand, frame relay improves utilization efficiency and supports a broader range of communications applications. The Company offers customers data rates ranging from 56 kbps to 1.536 kbps.

INTERNET SERVICES
     Corporate and individual internet users are offered access through an AvTel-owned ISP, newly-created AvTel POP or resale of a third-party provisioner. AvTel's internet access offers the complete range of internet connectivity ranging from subscription dial-up SLIP/PPP accounts through full T1, T3, ISDN and frame relay.

DATA WAREHOUSING
     AvTel currently provides data warehousing services for corporate and individual users. Warehousing services, whether hosting a web page or warehousing corporate databases, are offered based on individual needs. Customer charges are determined by the amount of storage space and bandwidth utilized during specific time intervals.

NETWORK MANAGEMENT SERVICES
     The Company provides technical support for provisioning, billing, monitoring and servicing the telecommunications networks it markets. The Company intends to provide management and monitoring seven days a week, 24-hours a day, and to provide real-time alarm, status and performance information for each circuit on the Company's network.

WEBSITE PUBLISHING
     Website creation packages allow users to create personal and corporate websites on the World Wide Web. The Company has developed a variety of proprietary applications enabling immediate, user-friendly personal development of website pages and applications for individual and corporate use. Corporate users of the company's applications include news and media companies, direct mail and on-line shopping organizations. AvTel additionally employs a Website Development Group capable of developing advanced, high-resolution websites and associated applications Internet and intranet environments.

HARDWARE/SOFTWARE
     The Company provides a complete line of hardware and software packages to enable internetworking for its corporate customers. Additionally, high speed modems and co-location servers are available to individual and corporate users seeking to use the Company's Network Operation Center as a secure, central processing location on an outsource basis.

NETWORK DESIGN
     AvTel provides network design services for its corporate customers to include voice, data and video applications across frame relay, dedicated and dial-up networks. The Company builds and manages public and private Intranet, WAN and GAN networks.

VOICE AND LONG DISTANCE SERVICES
     AvTel offers voice transmission over frame relay products enabling interoffice voice communications at significantly reduced costs to the user. The Company intends to provide customers with discounted national and international long distance services, cost-competitive 800 numbers for corporate and individual accounts, and intends to offer a variety of advanced, intelligent voice mail services.


COMPETITION

     The broadband services marketplace is experiencing an evolution, both in definition and participants. Technology advancements, telecommunications reform and the commercialization of the Internet have all contributed to transforming the once traditional telephone and cable arenas. Long distance companies, Regional Bell Operating Companies ("RBOCs"), internet service providers, competitive access providers (CAPs) and cable companies are building, upgrading and acquiring network capacity to pursue and accommodate projected demand. Each of these business groups represent additional competition for the markets the Company pursues.

     The Company operates in a highly competitive environment. In most markets, the Company's principal competitors will be the RBOCs or GTE Corporation and long distance carriers. The Company believes that these companies generally benefit from their long-standing relationships with customers, substantial technical and financial resources and federal and state regulations that could provide them with increased pricing flexibility as competition heightens. In addition, in many metropolitan areas, competitors may include Competitive Local Exchange Carriers ("CLECs") and CAPs. National internet providers such as UUNET and PSINet are also offering data connectivity. Potential competitors could also include cable television companies, utilities, and wireless communications providers. Consolidation of the telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors to the Company.

     The RBOC's, GTE Corporation and many of the CLEC's, CAP's and other participants in the telecommunications market have substantially greater technical and financial resources than those available to the Company and as a result these companies may from time to time represent a formidable competitive presence.

     The principal competitive factors in the markets for the Company's products and services are price, quality, features, performance, reliability and customer support. AvTel believes it presently competes favorably in all of these areas.

EMPLOYEES

     The Company currently has 25 full-time employees. The Company intends to increase this number over the next 12 months. None of the employees are employed pursuant to a collective bargaining agreement. The Company considers its relationship with its employees good. In connection with its recent strategic acquisitions, sales and marketing plans, the Company expects to significantly increase its employment force in the near term and also expects to implement certain Company-wide policies and practices regarding the protection and value-enhancement attributes of intellectual property interests. See - "Recent Developments"




ITEM 2. DESCRIPTION OF PROPERTY


     The Company leases facilities in three locations. The Company's corporate location is approximately 1,500 square feet and is located at 130 Cremona Drive, Suite C, Santa Barbara, CA 93117. The Company leases these facilities on a month-to-month basis for a monthly rent of $1.65 per square foot. The Friendly Net L.L.C. office location is approximately 1,100 square feet and is located at 350 West Broadway, Suite 111, Salt lake City, UT
84101. TFN's office lease is rented on a month-to-month basis at a monthly rate of $1,000. Silicon Beach Communications, Inc., office location is approximately 3,441 square feet and is located at 104 West Anapamu, Suite C, Santa Barbara 93101. SBC leases this space under a 5 year lease at a monthly rate of $4,645. In addition, the Company and its subsidiaries operate Points-of-Presence (POPs) for the purpose of creating local access points to its network backbone. Only one of these locations, Provo, Utah, requires monthly rent in addition to what is listed above, with 20 square feet of space at a monthly rate of $100.00.




ITEM 3.  LEGAL PROCEEDINGS


     The Company is currently not a party to any legal proceedings, nor have any legal proceedings been threatened against the Company or its properties which may have a material or adverse effect on the Company's assets or financial performance.




ITEM 4.  SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

     Subsequent to September 30, 1996, the holders of the Company's $0.001 par value common stock approved the Company's acquisition of 100% of the issued and outstanding capital stock of AHI pursuant to an Acquisition Agreement dated August 30, 1996. The transaction, described in the Company's Information Statement dated October 3, 1996, was approved by the shareholders at a special meeting on October 23, 1996.

PART II

ITEM 5.
MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS


     The stock is traded over-the-counter on the Electronic Bulletin Board with the trading symbol "AVCO" (formerly "HITI"). The following high and low bid information was provided by a market maker on the NASD'S OTC Bulletin Board. The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. At December 20, 1996, the bid and ask quotations for the Company's Common Stock as quoted on the OTC Bulletin Board were $0.50 and $0.875.


          1995                         HIGH BID               LOW BID

     First Quarter  (12/31/94)     $ 0.75                 $ 0.625
     Second Quarter (03/31/95)     $ 0.6875               $ 0.6875
     Third Quarter  (06/30/95)     $ 0.6875               $ 0.5625
     Fourth Quarter (09/30/95)     $ 0.5                  $ 0.5

          1996                         HIGH BID               LOW BID

     First Quarter  (12/31/95)     $ 0.50                 $ 0.50
     Second Quarter (03/31/96)     $ 0.875                $ 0.50
     Third Quarter  (06/30/96)     $ 1.437                $ 0.75
     Fourth Quarter (09/30/96)     $ 1.00                 $ 1.00


     The number of shareholders of record of the Company's common stock as of September 30, 1996 was approximately 180.

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.



ITEM 6. MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATIONS

General

     The following discusses the financial position and results of operations of the Company and its consolidated subsidiary, The Friendly Net (a Utah Limited Liability Company), which have been combined and accounted for as a purchase between related parties.

Liquidity and Capital Resources

     In prior years, the Company generally has needed working capital principally to fund its current operations and accounts receivable. Generally the Company has had adequate funds for its activities and, from time to time in the past, has relied on short-term borrowings and the issuance of restricted common stock to fund current operations. Although there were no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, the Company had been able to borrow any additional working capital from a principal shareholder or other related entities. The Company's current management does not anticipate using these sources for the Company's future capital needs. Consistent with current management's intentions to develop and execute AvTel's business, sales and marketing strategies, it is anticipated that the Company's needs for capital will, in the near term, exceed funds generated from operations. The Company has, as a result of the Merger acquired access to the capital resources of AHI and, while these funds will be employed to support some level of the business and other strategies, other capital resources will be required by the Company.

     Management is exploring a range of alternative solutions to these expected capital needs, including secured and unsecured debt, capital equipment leases to facilitate the anticipated growth in AvTel's sales, marketing and technical support staff, issuance of the Company's debt or equity securities, or any combination of the foregoing. There are no assurances that the additional funds necessary to implement management's objectives will be available or if available that they will be in sufficient amounts and under terms and conditions acceptable to the Company. If these funds are not available in sufficient amounts or at the times and under terms acceptable to the Company, management would be required to significantly curtail, restrict or delay the execution of some parts of this business strategy and such actions could have a material adverse effect on the Company's ability to execute its business plan and strategy.

     The increase in liquidity and capital resources during the past two years reflects the increases attributable to the acquisition of The Friendly Net and the year and partial year of operations. The Company generates and uses cash flows through three activities: operating, investing, and financing. During the year ended September 30, 1996, operating activities used cash of $10,000 as compared to net cash used of $19,000 for 1995 and $18,000 for 1994. The increase in cash used by operating activities in 1995 compared to 1994 is due principally to the commencement of operations in The Friendly Net while in previous years the Company was in the development stage.

     The Company's merger with AHI and subsequent acquisition of Silicon Beach Communications, Inc., have substantially increased current monthly revenues and provided the Company with additional technical and other resources to allow the Company to further expand future operations. The Company's anticipated acquisition of WNI will further increase the Company's revenues while the Company gains potential economies-of-scale through the integration of WNI's customer base into Silicon Beach's operations.

     Cash flows used in investing activities changed in 1996 primarily due to the acquisition of $44,000 of computer equipment for The Friendly Net Operations compared to $16,000 of computer equipment and $21,000 for the acquisition of the Friendly Net LLC, in 1995.

     Financing activities provided $46,000 in 1996, $62,000 in 1995 and used $11,000 in 1994. The increase in cash flow from financing activities in 1996 and 1995 was primarily from the sale of restricted common stock while the decrease in 1994 was primarily from the repayment of loans from related parties.

Results of Operations

     As of September 30, 1996, the Company has only been in operation since January 1995 (twenty-one months). During 1996, customers with repeat business accounted for a majority of the revenues generated. Although for the Company's The Friendly Net (TFN) operations, TFN has performed work for it's customers with repeat business, there is no assurance that such customers will maintain or increase the level or volume of business of the Company. During 1996, general and administrative expenses decreased to 119% of gross revenues as compared to 163% for 1995 resulting in a loss from operations of $49,000 for the year ended September 30, 1996, compared to 1995 with losses from operations of $128,000 and 1994 prior to the acquisition of The Friendly Net with losses from operations of $22,000. During fiscal 1995 the increased general and administrative expenses was a result of increased activity in the search for potential acquisition candidates and the expenses resulting from staffing and training personnel for the operations of The Friendly Net, while the volume of revenues generated had not reached a point where the gross margin generated was sufficient to offset the cost of the initial start-up expenses. During the Company's current fiscal year, management anticipates that selling, general and administrative expenses as a percentage of revenues and in absolute dollars, exceed comparable expenditures in fiscal 1996 as a result of the implementation and execution of the Company's business, sales and marketing strategy. See "The Company - Strategy" and "Principal Sources of Revenues".

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

     The Company believes that recent changes in telecommunications regulation has favorably impacted the Company's business. The Company has initiated an expansion of operations to include a variety of voice and data services requiring certain federal and state licences and permits. The Company is in the process of applying for various regulatory approvals and permits and anticipates they will be granted on a timely basis. If they are not granted, the Company may have to curtail or delay certain elements of this strategy.


ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 14 for a list of financial statements and financial statement schedules included.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.


PART III


ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
THE EXCHANGE ACT

Included by reference - from the Company's Form of Notice of Annual meeting & Proxy Statements for the Company's annual meeting on February 27, 1997.



ITEM 10. EXECUTIVE COMPENSATION

Included by Reference - from the Company's Form of Notice of Annual meeting & Proxy Statements for the Company's annual meeting on February 27, 1997.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

Included by Reference - from the Company's Form of Notice of Annual meeting & Proxy Statements for the Company's annual meeting on February 27, 1997.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Included by reference - from the Company's Form of Notice of Annual meeting & Proxy Statements for the Company's annual meeting on February 27, 1997.




ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

     (a)     The following documents are filed as part of this report.

     1.     Financial Statements                                 PAGE
Report of Robison, Hill & Co., Independent Certified
Public Accountants                                               F-1

Consolidated Balance Sheets as of September 30, 1996             F-2

Consolidated Statements of Operations for the years ended
September 30, 1996 and 1995                                      F-4

Consolidated Statement of Stockholders' Equity for the years ended
September 30, 1996 and 1995                                      F-5

Consolidated Statements of Cash Flows for the years ended
September 30, 1996 and 1995                                      F-8

Notes to Consolidated Financial Statements                       F-10

2.  Financial Statement Schedules

     The following financial statement schedules required by Regulation S-X are included herein.

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

     The following exhibits are included as part of this report:

Exhibit          Reference
Number           Number                    Title of Document          Location

Item 2.                     Plan of Acquisitions
2.01          2     Plan of Acquisition                          Incorporated
                                                                 by reference
Item 3.                     Articles of Incorporation and Bylaws

3.01          3     Articles of Incorporation of AvTel
                    Communications, Inc., Inc. a Utah            Incorporated
                    Corporation formerly known as                by reference
                    Hi, Tiger International, Inc.

3.02          3     Bylaws                                       Incorporated
                                                                 by reference
Item 4.                     Instruments Defining the Rights of
                            Holders

4.01          4     Instruments defining the rights of holders    Incorporated
                    Including indentures                         by reference

Item 9.                      Voting Tust Agreement

9.01          9      Noncompetition, Proprietary Rights and      Incorporated
                     Standstill Agreement dated August 30,       by reference
                     1996 between the     Company, Hi, Tiger
                     International, Inc., Peter D. Olsen,
                     Paul g. Begum, and Tree of Stars, Inc.

9.02          9      Voting agreement dated August 30, 1996       Incorporated
                     between the Company, Hi, Tiger International, by reference
                     Inc., Peter D. Olsen, Paul G. Begum, and
                     Tree of Stars, Inc.

Item 10.                    Material Contracts

10.01          10     Employment agreements with Anthony E. Papa   THIS FILING
                      and James P. Pisani

10.02          10     Letter Agreements dated as of December 13,   THIS FILING
                      1996 with Barry A. Peters.

10.03          10     Acquisition agreement and related agreements Incorporated
                      dated as of August 30, 1996.                 by reference

10.04          10     Agreement and plan of reorganization between THIS FILING
                      the Company and Silicon Beach Communicatons, Inc.

Item 22.                    Published report regarding matters submitted to
                            vote
22.01          22     Published report regarding matters submitted Incorporated
                      to vote.                                     by reference

Item 23.                    Consents of Experts and Counsel

23.01          23     Consent of Robison, Hill & Co.              Incorporated
                                                                  by reference

*Note: Items incorporated by reference were filed as exhibits to the Company's Current Report on Form 8-K dated October 23, 1996.


























SIGNATURES

     In accordance with section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                              AVTEL COMMUNICATIONS, INC.


Dated: January 7, 1997     By /S/
                              Anthony E. Papa,
                              President and Chief Executive Officer


Dated: January 7, 1997     By /S/
                              James P. Pisani,
                              Chief Operating Officer and
                              Chief Financial Officer
                              (Principal Financial and Accounting Officers)



     In Accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 7th day of January, 1997.

                              AVTEL COMMUNICATIONS, INC.


                              By /S/
                              Anthony E. Papa,
                              President and Chief Executive Officer


                              By  /S/
                              James P. Pisani,
                              Chief Operating Officer and
                              Chief Financial Officer
                              (Principal Financial and Accounting Officers)

                              By /S/
                              Frank Dziuba,
                              Senior Vice President, Software
                              Development, and a Director


                              By /S/
                              Barry A. Peters,
                              Director