Form 10QSB
period 1996-12-31
AVTEL COMMUNICATIONS INC/UT
filed 1997-02-20
CIK 1005974

Form 10-Q SB

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549
                         _______________________
          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the Quarterly Period Ended December 31, 1996

          (  )     Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
               For the transition period from __________ to _________

                        Commission File No. 0-27580

                         AVTEL COMMUNICATIONS, INC.
      (Exact name of small business issuer as specified in its charter)
    A Utah Corporation                                     87-0378021
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

130 Cremona Drive, Suite C, Santa Barbara, California 93117
(Address of principal executive offices)

Registrant's telephone number, including area code:  (805) 685-0355

                      (No Change)
  Former name, former address and former fiscal year, if changed since last report.

Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a  court.    Yes ____        No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date:   7,090,807 Shares of Common
Stock - January 24, 1997

Traditional Small Business Disclosure Forms  Yes           No   X
                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AVTEL COMMUNICATIONS, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets - Unaudited



ASSETS                                Three Months          Fiscal Year
                                          Ended                 Ended
                                   December 31, 1996       September 30, 1996
Current Assets
     Cash                              $    748,651          $ 985,237
     Other Current Assets
                                              1,902                  -
     Accounts Receivable
     (Net of Allowance for Doubtful Accounts
     of ($-0-)                               95,456              8,785
          TOTAL CURRENT ASSETS              846,009            994,022


Fixed Assets
     Equipment                               210,405                 -
     Equipment Leased                        172,155                 -
     Furniture and Fixtures
                                              12,750                 -
     Less Accumulated Depreciation           (14,547)                -
          NET FIXED ASSETS                   380,763                 -


Intangible Assets
     Goodwill                                331,424                 -
     Organization Costs                       19,209             6,698
          TOTAL INTANGIBLE ASSETS            350,633             6,698

          TOTAL ASSETS                   $ 1,577,405        $1,000,720












THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

AVTEL COMMUNICATIONS, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets (continued) - Unaudited






LIABILITIES AND STOCKHOLDERS' EQUITY

                                   Three Months Ended     Fiscal Year Ended
                                   December 31, 1996     September 30, 1996
Current Liabilities
     Accounts Payable Trade        $          235,469          $     31,945
     Accrued Liabilities                        4,134                 6,026
     Income Tax Payable                             -                     -
     Deferred Revenue                          60,536                     -
     Notes Payable                             90,569                     -
     Lease Obligations-Current Portion         32,368                     -
     Contingent Consideration                 150,000                     -
     Accounts Payable - Related party          58,358                40,683

          TOTAL CURRENT LIABILITIES            631,434               78,654



Long Term Liabilities
     Lease Obligation - Long Term Portion      107,655                    -

          TOTAL LONG TERM LIABILITIES          107,655                    -

          TOTAL LIABILITIES                    739,089               78,654

     Minority Interest                          19,048                    -


Stockholder's Equity
     Preferred Stock                         1,000,000            1,000,000
          5,000,000 authorized
          1,000,000 shares of Series A
             Convertible Preferred, $1.00 par
             value, issued and outstanding
     Common Stock (Par Value $.001)              7,091                3,000
          50,000,000 shares authorized
          7,090,807 issued and outstanding 12/31/96

     Paid in Capital in Excess of Par Value    122,827                    -
     Retained Earnings/(Deficit)              (310,650)             (80,934)

          TOTAL STOCKHOLDERS' EQUITY           819,268              922,066

          TOTAL LIABILITY &
           STOCKHOLDERS' EQUITY      $       1,577,405       $    1,000,720




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


AVTEL COMMUNICATIONS, INC.  AND SUBSIDIARIES
Consolidated Statement of Operations
For the Three Months Ending December 31, 1996  and 1995 - Unaudited



                                        Three Months Ending
                              December 31, 1996      December 31, 1995

REVENUES
     Sales                       $      254,355          $           -
     Cost of Sales                      (86,484)                     -

          Gross Margin                  167,871                      -

EXPENSES
     General and Administrative         410,862                      -
     Bad Debt Expense                     2,235                      -

          TOTAL OPERATING EXPENSE       413,097                      -

Income (Loss) from Operations          (245,226)                     -

Other Income/(Expense)
     Interest Income                      9,552                      -
     Miscellaneous Income                 7,040                      -
     Interest Expense                      (945)                     -

          NET OTHER INCOME (LOSS)        15,647                      -

Income/(Loss) Before Taxes             (229,579)                     -

Minority Interest                          (137)                     -

     NET INCOME (LOSS)                 (229,716)                     -

Earnings/(Loss) Per Common Share          ( .04)                     -

Weighted Average Shares Outstanding    5,908,169                     -





THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

AVTEL COMMUNICATIONS, INC.  AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Three Months Ending December 31, 1996 and 1995 - Unaudited




                                              Three Months Ending
                                      December 31, 1996     December 31. 1995
Cash Flows from Operating Activities:
     Net Loss                         $        (229,716)     $             -
     Adjustments to reconcile net loss net cash
        provided by operating activities
     Minority Interest                           19,048                    -
     Depreciation Expense                        14,547                    -
     (Increase)/decrease in
        Accounts Receivable                     (86,671)                   -
        Prepaid Expenses                         (1,902)                   -

     Increase/(Decrease) in
          Accounts Payable                      203,523                    -
          Interest Payable                            -                    -
          Accrued Expenses                      ( 1,890)                   -
          Deferred income                        60,536                    -
          Accounts Payable - related party       17,675                    -
          NET CASH USED BY
          OPERATING ACTIVITIES:                  (4,850)                   -

Cash flows from investing activities:
     Purchase of fixed assets                  (395,310)                   -
     Purchase of intangible assets             (343,935)                   -

          NET CASH PROVIDED (USED) BY
          INVESTING ACTIVITIES                 (739,245)                   -

Cash flows from financing activities:
     Proceeds from loans                              -                    -
     notes payable                               90,569                    -
     Cash payment on capital lease               (6,963)                   -
     Lease obligations                          146,985                    -
     Contingent consideration                   150,000                    -
     Issuance of common stock                   126,918                    -


          NET CASH PROVIDED (USED) BY
          FINANCING ACTIVITIES                  507,509                    -

 Increase/(Decrease) in cash and
   cash equivalents                            (236,586)                   -

CASH & CASH EQUIVALENTS AT
     BEGINNING OF QUARTER                        985,237                   -


CASH & CASH EQUIVALENTS AT
     END OF QUARTER                    $         748,651                   -



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

AVTEL COMMUNICATIONS, INC.  AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Three Months Ending December 31, 1996 and 1995 - Unaudited
(Continued)


                                            Three Months Ending
                                   December 31, 1996     December 31. 1995
Supplemental Disclosures of Cash Flow Information
     Payment for interest expense        $         -                    -
     115,000 Shares Common Stock Issued
      in Exchange for Interest in
      Silicon Beach                                -                    -
     4,452,508 Shares of Common Stock
      and 1,000,000 Shares of $1.00
      par value Series A Convertible
      Preferred Stock for acquisition
      of AvTel Holdings, Inc.                      -                    -




























THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)


1.The unaudited consolidated financial statements included herein have been prepared by AvTel Communications, Inc. and its subsidiaries (the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements and selected notes included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996. Operating results for the three month period ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997.

The foregoing unaudited consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations for the periods presented.

2.In connection with its acquisition of all the issued an outstanding capital stock of AvTel Holdings, Inc., a California corporation ("AHI"), on October 23, 1996, the Company amended and restated its Articles of Incorporation to, among other things, authorize 5,000,000 shares of preferred stock. The Company's Board of Directors is authorized to designate one or more series of such preferred stock and to designate the rights, preferences and privileges of each such series. The AHI acquisition was completed in accordance with an Acquisition Agreement dated August 30, 1996 ("Acquisition Agreement"). The transaction was accomplished by way of a merger (the "Merger") in which a wholly owned subsidiary of the Company was merged with and into AHI which was the surviving entity and became a wholly owned subsidiary of the Company. Pursuant to the Merger, the Company authorized and issued 1,000,000 shares of Series A Convertible Preferred Stock which have certain liquidation preferences, bear a cumulative dividend, payable semi-annually, at 8% and are convertible, upon the happening of certain events, into shares of the Company's $.001 par value common stock. The Merger has been accounted for as a reverse purchase by AHI of the company whereby the holders of AHI's Common Stock acquired, after giving effect to the Merger, a controlling interest in the Company. Accordingly, the assets and liabilities of the Company and its subsidiary, The Friendly Net LLC, are reflected at their fair market values. In addition, as are the assets and liabilities of Silicon Beach Communications, Inc., which was acquired in November, 1996 (See Note below). The foregoing unaudited financial statements reflect, for the previous periods noted, comparative data as to AHI only. AHI began operations in April, 1996.

3.In December, 1996, the Company entered into a letter of intent with WestNet Communications, Inc., a California corporation ("WNC"), a regional Internet Service Provider ("ISP"), to acquire, through one of the Company's subsidiaries, all of the issued and outstanding capital stock of WNC for consideration consisting of cash, promissory notes and shares of the Company's $.001 par value common stock ("Common Stock"). A definitive agreement has not yet been executed and there are no assurances that a transaction will be completed. Nonetheless, management believes that it is probable that this acquisition will be consummated during February, 1997. Under the proposed transaction, the consideration will include $100,000 in cash, promissory notes and deferred payments in an aggregate original principal amount of $165,000.00 (which will be secured by certain assets of WNC and by a pledge in the capital stock of WNC being acquired) and 35,000 shares of Common Stock. In November, 1996, the Company, through a subsidiary, acquired all the issued and outstanding capital stock of Silicon Beach Communications, Inc., a California corporation ("SBC") that serves as an ISP and provides software development services. The following unaudited pro forma balance sheets have been prepared as if the WNC acquisition had been in effect as of December 31, 1996. The following unaudited pro forma statements of operations have been prepared as if the WNC and SBC acquisitions had been in effect as of October 1, 1996.

AVTEL COMMUNICATIONS, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Unaudited (Continued)



Note 2.  Recent Developments (Continued)

Condensed Consolidated Pro Forma Balance Sheets
(unaudited)

                   As Reported      WestNet for the
               In the Accompanying  3 Months Ending    Pro Forma   Pro Forma
              Financial Statements      12/31/96      Adjustments   Balance
                                       (Unaudited)
ASSETS

Current Assets
 Cash             $     748,651       $     46,589     $ (100,000)   $ 695,240
 Other Current Assets     1,902              6,839              -        8,741
 Accounts Receivable
  (Net of Allowance for
   Doubtful Accounts
   of $-0-)              95,456             84,134              -      179,590
Total Current Assets    846,009            137,562       (100,000)C    883,571

Fixed Assets
 Equipment              210,405            257,853              -      468,258
 Equipment Leased       172,155                  -              -      172,155
 Furniture & Fixtures    12,750              2,619              -       15,369
  Less Accumulated
  Depreciation         ( 14,547)           (78,825)             -      (93,372)
 Net Fixed Assets       380,763            181,647              -      562,410

Intangible Assets
 Goodwill               331,424             60,380              -      391,804
 Organization Costs      19,209             14,400              -       33,609
 Accumulated
   Amortization                             (4,200)             -       (4,200)
Total Intangible Assets 350,633             70,580              -      421,213

Other Assets
 Deposits                     -              1,250              -        1,250
                              -              1,250              -        1,250

Total Assets    $     1,577,405      $     391,039     $ (100,000) $ 1,868,444

AVTEL COMMUNICATIONS, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements  - Unaudited (Continued)



Note 2.  Recent Developments (Continued)
Consolidated Pro Forma Balance Sheets
(unaudited)

                    As Reported         WestNet for the
                 In the Accompanying   3 Months Ending   Pro Forma  Pro Forma
                Financial Statements       12/31/96     Adjustments  Balance
                                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Accounts Payable
  Trade               $     235,469    $         186     $        -  $ 235,655
 Accrued Liabilities          4,134           14,853              -     18,987
 Deferred Revenue            60,536                -              -     60,536
 Notes Payable               90,569           76,000  C     157,000    323,569
 Lease Obligations          140,023                -              -    140,023
 Contingent Consideration   150,000                -              -    150,000
 Accounts Payable-
  Related Party              58,358                -              -     58,358

Total Liabilities           739,089           91,039        157,000    987,128

Minority Interest            19,048                -              -     19,048

Stockholders' Equity
     Preferred Stock      1,000,000                -              -  1,000,000
     Common Stock             7,091           19,000 A      (19,000)     7,126
                                                     B           35
     Paid in Capital in
     Excess of Par Value    122,827           60,380 A       19,000    165,792
                                                     B          (35)
                                                     C     (257,000)
                                                     D      220,620
Retained
  Earnings/(Deficit)      (310,650)          220,620 D     (220,620)  (310,650)
Total Stockholders' Equity 819,268           300,000       (257,000)   862,268

Total Liability &
Stockholders' Equity   $ 1,577,405      $    391,039     $ (100,000)$1,868,444


Notes:
A Cancellation of all authorized, issued and outstanding shares of all common shares of WNC

B Issuance of 35,000 shares of $.001 par value common stock of the Company in accordance with the contemplated acquisition of WNC

C Payment of cash and issuance of promissory notes in accordance with the contemplated acquisition of WNC

D Elimination of current period earnings of WNC from retained earnings due to purchase accounting.

AVTEL COMMUNICATIONS, INC.  AND SUBSIDIARIES
Notes to Consolidated Balance Sheets - Unaudited



Note 2.  Recent Developments (Continued)
Consolidated Pro Forma Statement of Operations
(unaudited)


            As Reported     WestNet for the Silicon Beach
        In the Accompanying 3 Months Ending for the period Pro Forma Pro Forma
       Financial Statements     12/31/96    10/1-11/23/96 Adjustments Balance
                             (Unaudited)     (Unaudited)


REVENUES
Sales     $    254,355      $    243,247     $   141,219   $      -  $ 638,821
Cost of Sales  (86,484)          (30,915)       (104,445)         -   (221,844)

Gross Margin   167,871           212,332          36,774          -    416,977

EXPENSES
General &
Administrative 410,862           159,770         159,131          -    729,763
Bad Debt
Expense          2,235                 -               -          -      2,235

Total Operating
Expense        413,097           159,770         159,131          -    731,998

Income/(Loss) from
  Operations  (245,226)           52,562        (122,357)         -   (315,021)

Other Income (Expense)
Interest Income  9,552                 -               -          -      9,552
Miscellaneous
Income           7,040                 -           6,684          -     13,724
Interest Expense  (945)                -          (1,773)         -     (2,718)

Net Other
 Income/(Loss)  15,647                 -           4,911          -     20,558

Income/(Loss)
Before Taxes (229,579)            52,562        (117,446)         -   (294,463)

Income Taxes        -            (23,375)              -          -    (23,375)

Minority Interest (137)                -               -          -       (137)

Net Income
(Loss)     $ (229,716)     $      29,187      $ (117,446)     $   - $ (317,975)

Item 2 - Management's Discussion and Analysis or Plan of Operation

General
     The following discusses the financial position and results of operations of the Company and its consolidated subsidiaries, The Friendly Net LLC, a Utah Limited Liability Company ("TFN"), Silicon Beach Communications, Inc., a California corporation ("SBC"), and AvTel Holdings, Inc., a California corporation ("AHI").

     On October 23, 1996, the Company completed a merger transaction (the "Merger") in which it acquired 100% of the issued and outstanding capital stock of AHI, in exchange for 4,252,508 shares of the Company's $.001 par value common stock ("Common Stock"), comprising approximately 61% of the Company's issued and outstanding Common Stock after giving effect to the Merger, and 1,000,000 shares of newly authorized shares of the Company's Series A Convertible Preferred Stock. The Merger, which was consummated in accordance with the terms of an Acquisition Agreement dated August 30, 1996, was approved by the Company's shareholders at a special meeting held October 23, 1996. The transaction has been accounted for as a reverse acquisition for accounting purposes. Accordingly, the assets and liabilities of AHI are reflected at their fair market value whereby the holders of AHI's Common Stock acquired, after giving effect to the Merger, a controlling interest in the Company. Accordingly, the assets and liabilities of the Company and TFN are reflected at their fair market values. (See Note 2 to Consolidated Financial Statements - Unaudited)

     On November 22, 1996, the Company completed the acquisition of SBC. The acquisition was structured as a stock for stock transaction in which the Company issued an aggregate of 115,000 shares of its Common Stock in exchange for all the issued and outstanding capital stock of SBC. This transaction has
been accounted for as a purchase.   Accordingly, assets and liabilities of SBC
are reflected at their fair market values.

Financial Condition and Results of Operations

     The decrease in total current assets from the fiscal year ended September 30, 1996, to the three months ended December 31, 1996, relates, primarily, to the use of cash for operating activities relating to the integration of the Company and AHI following the Merger, the integration of SBC and increased general administrative expenses.. The increase in net fixed assets over the periods resulted primarily from the acquisition of SBC in November, 1996.

     The increase in total liabilities from the year ended September 30, 1996, to the quarter ended December 31, 1996, arose, primarily, from the increase in trade payables arising from the Merger and the acquisition of SBC; the increase in deferred revenue associated with the acquisition of SBC which, in the course of its business, is paid in advance by certain customers for ISP services; the increase in notes payable relating to a deferred payment agreement between the Company and Mr. Paul Begum, a principal shareholder and former officer and director of the Company, and certain promissory notes issued in connection with the Merger; and certain deferred compensation arrangements and accounts payable with certain officers and directors.

     Stockholders' equity decreased from September 30, to December 31, 1996, as a result of the operating losses experienced during the quarter due, primarily, to substantial costs and expenses incurred in connection with the Merger with AHI, the acquisition of SBC and increased management and other costs relating to the development and implementation of the Company's marketing strategies. The Merger involving the Company and AHI is treated, for accounting purposes, as a reverse purchase whereby the holders of AHI's Common Stock acquired, after giving effect to the Merger, a controlling interest in the Company. For financial reporting purposes, comparative data for periods prior to the quarter ended December 31, 1996, reflects the financial condition and results of operation of AHI only. Since AHI did not begin operations until April, 1996, no comparative financial analysis is available for AHI, with respect to the quarter ended December 31, 1995, as compared to similar data for the Company, for the same quarter in 1995, as to revenues, operating income and expenses, net income, cash and other topics that would normally be addressed in statements of operations and cash flows.

     The Company has entered into a letter of intent to purchase 100% of WestNet Communications, Inc., a California corporation ("WNC") and intends to close the transaction in February, 1997. The purchase of WNC will be achieved using the issuance of the Company's Common Stock, notes payable and cash. See "Recent Developments, Note 3 - to Consolidated Financial Statements."

PART II - OTHER INFORMATION


Item 5.  Other Information

     In December, 1996, the Company entered into a letter of intent with WestNet Communications, Inc., a California corporation ("WNC"), a regional Internet Service Provider ("ISP"), to acquire, through one of the Company's subsidiaries, all of the issued and outstanding capital stock of WNC for consideration consisting of cash, promissory notes and shares of the Company's $.001 par value common stock ("Commons Stock"). A definitive agreement has not been executed and there are no assurances that a transaction will be completed. Nonetheless, management believes that it is probable that this acquisition will be consummated during February, 1997. Under the proposed transaction, the consideration will include $100,000 in cash, promissory notes in an aggregate original principal amount of $157,000 (which will be secured by certain assets of WNC and by a pledge in the capital stock of WNC being acquired) and 35,000 shares of Common Stock.

     In January, 1997, the Company appointed Mr. Steve DeWindt to the position of President, Business Network Services. Mr. DeWindt has over 15 years experience in various executive sales and management positions in the information technology distribution industry. He most recently served as Chairman and CEO of Ameriquest, Inc., a distributor of information technology products and services.

Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits (none)

     (b) Reports on Form 8-K. On October 23, 1996, the Company filed a Report on Form 8-K to report the consummation of the transactions pursuant to which the Company merged with and acquired AvTel Holdings, Inc.

SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AvTel Communications, Inc.
     (Registrant)




DATE:       February 19, 1997      By: /s/
                                       James P. Pisani
                                       Its Principal Financial & Accounting
                                       Officer