Form 10QSB
period 1997-03-31
AVTEL COMMUNICATIONS INC/UT
filed 1997-05-20
CIK 1005974

 * THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF REGULATION S-T*
      [As adopted in Release No. 34-322131, April 28, 1993, 58 F.R. 26509]

                                  FORM 10-Q SB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 7,135,807 Shares of Common Stock -
                                 April 28, 1997

              Traditional Small Business Disclosure Forms Yes No X

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 1996 and March 31, 1997 - (Unaudited)

ASSETS                                      Three Months      Fiscal Year
------                                        Ended              Ended
                                           March 31, 1997   September 30, 1996
                                           --------------   ------------------
Current Assets
     Cash                                    $   391,859    $   985,237
     Other Current Assets                         20,008             --
     Notes Receivable - Related Parties           75,000             --
     Accounts Receivable (Net of Allowance
     for Doubtful Accounts of ($-0-)             114,130          8,785
                                             -----------    -----------

          Total Current Assets                   600,997        994,022
                                             -----------    -----------

Fixed Assets
     Equipment                                   539,346             --
     Furniture and Fixtures                       12,750             --
     Less Accumulated Depreciation               (42,590)            --
                                             -----------    -----------

          Net Fixed Assets                       509,506             --
                                             -----------    -----------

Intangible Assets
     Goodwill                                    562,587             --
     Organization Costs                           19,209          6,698
     Less Accumulated Amortization                (4,697)            --
                                             -----------    -----------

          Total Intangible Assets                577,099             --
                                             -----------    -----------

          Total Assets                       $ 1,687,602    $ 1,000,720
                                             ===========    ===========




   The accompanying notes are an integral part of these financial statements.

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 1996 and March 31, 1997 - (Unaudited)

LIABILITIES AND STOCKHOLDERS EQUITY
-----------------------------------

                                               Three Months    Fiscal Year
                                                  Ended           Ended
                                              March 31,1997  September 30, 1996
                                              -------------  ------------------
Current Liabilities
    Accounts Payable - Trade                  $   265,430    $    31,945
    Accounts Payable - Officers                    58,358         40,683
    Accrued Liabilities                            64,334          6,024
    Deferred Revenue                              124,877             --
    Line of Credit                                  9,000             --
    Notes Payable                                  41,773             --
    Notes Payable - WestNet Acquisition           188,325             --
     Notes Payable - Employee                     150,000             --
     Lease Obligations-Current Portion             32,368             --
                                              -----------    -----------

        Total Current Liabilities                 934,465         78,652
                                              -----------    -----------

Long Term Liabilities
     Lease Obligation                              94,842             --
                                              -----------    -----------

            Total Long Term Liabilities            94,842             --
                                              -----------    -----------

            Total Liabilities                 $ 1,029,307    $    78,652
                                              -----------    -----------

Stockholders Equity
     Preferred Stock - 5,000,000 authorized     1,000,000      1,000,000
     Common Stock (Par Value $.001)                 7,136          3,000
          50,000,000 shares authorized
          7,135,807 shares issued and
          outstanding 03/31/97
     Paid in Capital in Excess of Par Value       135,475             --
     Retained Earnings/(Deficit)                 (484,316)       (80,932)
          Total Stockholders Equity               658,295        922,068
                                              -----------    -----------

           Total Liabilities and
                 Stockholders Equity          $ 1,687,602    $ 1,000,720
                                              ===========    ===========


   The accompanying notes are an integral part of these financial statements.

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
For the Three Months and Six Months Ending March 31, 1997 and 1996 - (Unaudited)

                                                                  Predecessor Company
                              For The Three    For The Six   For The Three    For The Six
                               Months Ended    Months Ended   Months Ended   Months Ended
                              March 31, 1997  March 31, 1997 March 31, 1996 March 31, 1996
                              --------------  -------------- -------------- --------------
REVENUES
--------
  Sales                        $   611,517    $   865,983    $    69,057    $   132,541
  Cost of Sales                    140,835        227,319         19,778         32,878
                               -----------    -----------    -----------    -----------

    Gross Margin                   470,682        638,553         49,279         99,663

EXPENSES
--------
  General and Admin                661,799      1,056,556         73,601        134,519
   Bad Debt Expense                     --          2,235            262          1,786
                               -----------    -----------    -----------    -----------

     Total Operating Exp.          661,799      1,058,791         73,863        136,305
                               -----------    -----------    -----------    -----------

Income (Loss) from Oper.          (191,117)      (420,238)       (24,584)       (36,642)
                               -----------    -----------    -----------    -----------

Other Income/(Expense)
  Interest Income                    3,897         13,449          1,022          1,196
  Miscellaneous Income                 234          7,274            811            867
  Interest Expense                  (2,787)        (3,732)        (1,177)        (3,737)
                               -----------    -----------    -----------    -----------

     Net Other Income (Exp)          1,344         16,991            656         (1,674)
                               -----------    -----------    -----------    -----------

Income/(Loss) Before Taxes        (189,773)      (403,247)       (23,928)       (38,316)

Income Taxes                            --             --             --             --

Minority Interest                       --           (137)         1,764          1,764
                               -----------    -----------    -----------    -----------

     Net Income (Loss)            (189,773)      (403,384)       (22,178)       (36,552)
                               ===========    ===========    ===========    ===========

Weighted Average
          Shares Outstanding     7,123,751      6,513,072      2,294,955      2,293,614

Earnings/(Loss)
          Per Common Share     $     (0.03)   $     (0.06)   $     (0.01)   $     (0.02)
                               ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

AVTEL COMMUNICATIONS, INC.  AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Six Months Ending March 31, 1997 and 1996 - Unaudited

                                                      For The Six     For The Six
                                                     Months Ended    Months Ended
                                                    March 31, 1997  March 31, 1996
                                                    --------------  --------------
Cash Flows From Operating Activities:
-------------------------------------
Net Loss                                              $(403,384)   $ (36,552)
Adjustments to reconcile net loss net cash:
     Minority Interest                                       --       (1,764)
     Depreciation Expense                                42,590       24,767
     Amortization Expense                                 4,697           --
     (Increase)/decrease in:
        Accounts Receivable                               9,159       (1,157)
        Other Assets                                     18,657           --
        Interest Receivable                                  --        9,309
     Increase/(Decrease) in:
          Accounts Payable                              (13,288)       9,505
          Accounts Payable - Officers                    17,675           --
          Accrued Expenses                                4,369           --
          Deferred Income                                38,152           --
          Interest Payable                                   --      (41,892)
                                                      ---------    ---------

Net Cash Used in Operating Activities:                 (281,374)     (37,784)
                                                      ---------    ---------

Cash Flows From Investing Activities
------------------------------------
     Cash Received from acquisition of subsidiaries      57,094           --
     Purchase of fixed assets                           (19,306)     (13,952)
     Purchase of intangible assets                     (177,360)          --
                                                      ---------    ---------

Net Cash Provided (Used) By Investing Activities       (139,572)     (13,952)
                                                      ---------    ---------

Cash Flows From Financing Activities:
-------------------------------------
     Cash paid for short term loan receivable           (75,000)          --
     Cash paid on capital lease                         (23,038)      (1,973)
     Borrowing on notes payable                           7,500       46,000
     Cash payments on notes payable                     (81,896)     (26,900)
     Issuance of common stock                                --       24,500
                                                      ---------    ---------

Net Cash Provided (Used) By Financing Activities       (172,434)      41,627
                                                      ---------    ---------

Increase/(Decrease) in cash and cash equivalents       (593,380)     (10,109)

Cash and Cash Equivalents at Beginning of Period        985,237       17,267
                                                      ---------    ---------

Cash and Cash Equivalents at End of Period            $ 391,857    $   7,158
                                                      =========    =========

AVTEL COMMUNICATIONS, INC.  AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Six Months Ending March 31, 1997 and 1996 - Unaudited
(Continued)

                                                             For The Six          For The Six
                                                            Months Ended          Months Ended
                                                           March 31, 1997        March 31, 1996
                                                           --------------        --------------
Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

      Cash paid for:
            Interest expense                                   $   5,505              $  45,077
             Income taxes                                              0                    200

       Non-cash transactions:

     115,000 Shares Common Stock Issued
      in Exchange for Interest in
      Silicon Beach
     4,452,508 Shares of Common Stock
      and 1,000,000 Shares of $1.00
      par value Series A Convertible
      Preferred Stock for acquisition
      of AvTel Holdings, Inc.
    35,000 Shares of Common Stock
     for the acquisition of WestNet Communications, Inc.



   The accompanying notes are an integral part of these financial statements.

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1  -  INTERIM REPORTING
----------------------------

         The unaudited consolidated financial statements included herein have been prepared by AvTel Communications, Inc. and its subsidiaries (the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements and selected notes included herein should be read in conjunction with the audited consolidated financial statements and the notes hereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996. Operating results for the three month and six month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997.

The foregoing unaudited consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations for the periods presented. The financial statements have been presented reflecting the effects of a merger transaction involving the merger of a wholly owned subsidiary of the Company with and into AvTel Holdings, Inc., a California corporation ("AHI"), which transaction has been treated as a reverse merger for accounting purposes (see Note 2). The effects of the reverse merger are to report the financial statements of AHI as if it were the parent company. Accordingly, the balance sheets reflected in the consolidated financial statements are that of AHI. The statement of operations has been presented with the operating results of AHI and the historical operating results of Hi, Tiger International, Inc. ("HITI"), the predecessor company, a Utah corporation, which was renamed "AvTel Communications, Inc." pursuant to the merger transaction. This presentation has been made since AHI has only been in operation since April, 1996. Accordingly, the cash flow statement is presented reflecting the current changes of AHI as the parent company and the historical information for HITI.

Note 2  -  ACQUISITIONS
-----------------------

         In connection with its acquisition of all the issued and outstanding capital stock of AHI, on October 23, 1996, the Company amended and restated its Articles of Incorporation to, among other things, authorize 5,000,000 shares of preferred stock. The Company's Board of Directors is authorized to designate one or more series of such preferred stock and to designate the rights, preferences and privileges of each such series. The AHI acquisition was completed in accordance with an Acquisition Agreement dated August 30, 1996 ("Acquisition Agreement"). The transaction was accomplished by way of a merger (the "Merger") in which a wholly owned subsidiary of the Company was merged with and into AHI which was the surviving entity and became a wholly owned subsidiary of the Company. Pursuant to the Merger, the Company authorized and issued 1,000,000 shares of Series A Convertible Preferred Stock which have certain liquidation preferences, bear a cumulative dividend, payable semi-annually, at 8% and are convertible, upon the happening of certain events, into shares of the Company's $.001 par value common stock. The Merger has been accounted for as a reverse purchase by AHI of the Company whereby the holders of AHI's Common Stock acquired, after giving effect to the Merger, a controlling interest in the Company. Accordingly, the assets and liabilities of the Company and its subsidiary, The Friendly Net, LLC, are reflected at their fair market values, as are the assets and liabilities of Silicon Beach Communications, Inc., which was acquired in November, 1996. The foregoing unaudited financial statements reflect, for the previous periods noted, comparative data as to AHI only. AHI began operations in April, 1996.

         In November, 1996, the Company, through a subsidiary, acquired all the issued and outstanding capital stock of Silicon Beach Communications, Inc., a California corporation ("SBC") that serves as an Internet Serv ice Provider ("ISP") and provides software development services.

         In February, 1997, the Company, through a subsidiary, acquired all of the issued and outstanding capital stock of WestNet Communications, Inc., a California corporation ("WNC") that serves as an ISP in certain regions of southern California.

         In March , 1997, the Company, acquired the 20% minority interest in The Friendly Net, LLC, a Utah limited liability company held by Tree of Stars, Inc.
(TOSI), a Nevada corporation of which Paul G. Begum is President and a principle shareholder. Mr. Begum is the former President and Chief Executive Officer of the Company who, together with TOSI owns directly or indirectly approximately 9.8% of the issued and outstanding common stock of the Company. The acquisition was facilitated through a payment of cash in the amount of $10,000 and the issuance of $20,000 of short term loans. In addition, a loan payable to Mr. Begum has been discounted from $40, 900 to zero. The note payable was in consideration of consulting services performed by Mr. Begum prior to the Merger. This amount has been set aside in a reserve account that will be used to offset any unexpected expenses that may arise relating to the Company's operation prior to the Merger. At the end of the period a total of $12,500 had been applied to the reserve account. The Company expects to recognize a gain on the note discount in the third quarter of 1997.

Note 3  -  RECENT DEVELOPMENTS
------------------------------

         In April, 1997, the Company entered into a Stock Exchange Agreement (the "Stock Exchange Agreement") with Matrix Telecom, Inc., a Texas corporation ("Matrix") pursuant to which the Company will issue to persons who own 100% of the issued and outstanding common stock of Matrix (the "Matrix Stockholders") an aggregate of 34,590,049 of the Company's $.001 par value common stock in exchange for 100% of the issued and outstanding capital stock of Matrix. As a result of the transaction, the Matrix Stockholders will, after giving effect to the exchange, acquire and hold approximately 79% of the issued and outstanding common stock of the Company on a fully diluted basis. The consummation of the transaction under the Stock Exchange Agreement is subject to the satisfaction of a number of terms and conditions, including a condition that prior to the exchange, the Company's shareholders shall have approved the transaction as well as a proposal to reincorporate the Company in the state of Delaware. The Stock Exchange Agreement also provides for the Company to effect either a reverse stock split prior to the reincorporation or reduce the number of the Company's common stock (or other securities convertible into common stock) that will be issued to the Company's shareholders in the reincorporation to such lesser number of common stock (or such other securities) as the Company and Matrix shall agree. The Stock Exchange Agreement additionally provides for Matrix to provide to the Company a secured loan in the maximum aggregate amount of $500,000, that the transaction is to be treated as a pooling of interest for financial reporting purposes and that it is intended to be a tax free reorganization.

AVTEL COMMUNICATIONS, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Unaudited (Continued)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     The following discusses the financial position and results of operations of the Company and its consolidated subsidiaries, The Friendly Net LLC, a Utah Limited Liability Company ("TFN"), Silicon Beach Communications, Inc., a California corporation ("SBC"), WestNet Communications, Inc. ("WNC"), and AvTel Holdings, Inc., a California corporation ("AHI").

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

         On February 2, 1997, the Company completed, through a subsidiary, the acquisition of WNC. The acquisition was structured as a stock purchase in which the Company acquired all of the issued and outstanding stock of WNC in exchange for $100,000, 35,000 shares of the Company's $0.001 common stock and promissory notes secured by the Company's subsidiary in aggregate of $177,000 which notes are secured by certain assets of WNC and by a pledge in the capital stock of WNC being acquired.

         In February, 1997, the Company, entered into an agreement to acquire directly or indirectly, through a subsidiary, the 20% minority interest in TFN from Tree of Stars, Inc.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The decrease in total current assets from the fiscal year ended September 30, 1996, to the three months ended March 31, 1997, relates, primarily, to the use of cash for operating activities relating to the integration of the Company and AHI following the Merger, the integration of SBC and increased general administrative expenses. The increase in net fixed assets over the periods resulted primarily from the acquisitions of SBC and WNC in November, 1996 and February, 1997 respectively. The increase in notes receivable-related party is due to a short term loan to the Company's Senior Vice President of Software Development. The Company anticipates the repayment of the note in full by October 31, 1997.

     The increase in total liabilities from the year ended September 30, 1996, to the quarter ended March 31, 1997, arose, primarily, from the increase in trade payables arising from the Merger and the acquisition of SBC and WNC; the increase in deferred revenue associated with the acquisition of SBC and WNC which, in the course of its business, is paid in advance by certain customers for ISP services; the increase in notes payable relating to certain promissory notes issued in connection with the Merger and acquisitions of SBC and WNC; and certain deferred compensation arrangements and accounts payable with certain officers and directors.

     Stockholders' equity decreased from September 30, to March 31, 1997, as a result of the operating losses experienced during the quarter due, primarily, to substantial costs and expenses incurred in connection with the Merger with AHI, the acquisitions of SBC and WNC, and increased management and other costs relating to the development and implementation of the Company's marketing strategies. The Merger involving the Company and AHI is treated, for accounting purposes, as a reverse purchase whereby the holders of AHI's Common Stock acquired, after giving effect to the Merger, a controlling interest in the Company. For financial reporting purposes, comparative data for periods prior to the quarter ended March 31, 1997, reflects the financial condition and results of operation of AHI only. Since AHI did not begin operations until April, 1996, no comparative financial analysis is available for AHI, with respect to the quarter ended December 31, 1995, as compared to similar data for the Company, for the same quarter in 1995, as to revenues, operating income and expenses, net income, cash and other topics that would normally be addressed in statements of operations and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

         Consistent with management's intentions to develop and execute the Company's business sales and marketing strategies, it is anticipated that the Company's needs for capital will in the near term exceed funds generated from operations. The Company has, as a result of the Merger with AHI acquired access to the capital resources of AHI. While these funds have been employed to support the recent implementation of the Company's business and other strategies, other capital resources will continue to be explored. Accordingly, management has evaluated a number of alternative solutions to the Company's capital needs, including secured and unsecured debt, capital equipment leases to facilitate the anticipated growth of sales, marketing and technical development, issuance of debt or equity securities, strategic alliances, or any combination of the foregoing.

         In connection with the contemplated acquisition by the Company of all of the issued and outstanding capital stock of Matrix Telecom, Inc., a Texas corporation ("Matrix"), the Company has entered into a Stock Exchange Agreement with Matrix which provides, among other things, for Matrix to provide to the Company a secured loan (the "Matrix Loan") in the maximum aggregate amount of $500,000. The loan is in the form of a revolving credit facility under which the Company may draw down up to two increments of $250,000 each.

         Subsequent to the quarter ended March 31, 1997 and pursuant to the terms of the Stock Exchange Agreement, the Company has availed itself of an aggregate of $250,000 under the Matrix Loan. All amounts of principal and interest outstanding under the Matrix Loan are due and payable on the earlier to occur of one hundred eighty (180) days after termination of the Stock Exchange Agreement or December 1, 1997. Management expects that, following consummation of the transactions contemplated by the Stock Exchange Agreement, the Company will be able to avail itself of the additional capital resources of Matrix. While these additional resources should be sufficient to support the near term business development and other strategies of the combined companies, other capital resources may from time to time be required by the Company.

         There are no assurances that such other capital resources will be available to implement management's objectives with respect to the combined companies assuming that the transactions contemplated by the Stock Exchange Agreement are consummated. Further, if for some reason the transactions contemplated by the Stock Exchange Agreement are not consummated, the amounts outstanding under the Matrix loan would become due and payable as early as December 1, 1997. In such a case, management would be required to explore alternative solutions to fulfill the Company's capital requirements, including, payment of the indebtedness under the Matrix Loan.

         Under the circumstances, there are no assurances that the additional funds necessary to satisfy the Company's repayment obligations and future capital needs will be available, or, if available, that they will be in sufficient amounts and under terms and conditions acceptable to the Company. If these additional funds are not available in sufficient amounts or at the times and under term acceptable to the Company, management may be required to significantly curtail, restrict or delay the execution of some parts of the Company's business strategy and such actions could have a material adverse effect on the Company's ability to execute its business plan and strategy.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Meeting of Shareholders held February 27, 1997, the Company's shareholders voted on three proposals that had been submitted to the shareholders in the Company's combined form of Notice of Annual Meeting and Proxy Statement dated January 8, 1997 (the "Proxy Statement") as filed with the Securities and Exchange Commission in definitive form on or about January, 1997. The proposals submitted to the shareholders in the Proxy and approved by the requisite number of shares outstanding and entitled to vote therein as of record date, December 30, 1996, were as follows:

                    (a) Election of Messrs. Anthony E. Papa, James P. Pisani, Barry Peters and Frank Dzuiba as members of the Board of Directors for the ensuing year. The number of vote cast for, against or withheld or abstentions as to each directors were as follows:

                    Director                 Votes For         Votes Against             Abstentions
                    --------                 ---------         ------------              -----------
                                                               or Withheld
                                                               -----------
                  Anthony E. Papa           4,571,863              -0-                       24,860
                  James P. Pisani           4,571,863              -0-                       24,860
                  Barry Peters              4,571,863              -0-                       24,860
                  Frank Dziuba              4,571,863              -0-                       24,860

         (b) Approval of the Company's 1997 Incentive Stock Plan. Votes "for", 4,422,780 shares, "against" or "withheld", 149,081 shares, "abstentions", 24,860 shares.

         (c) Ratification of the selection of Ernst & Young LLP, independent certified public accountants, as auditors for the fiscal year ended September 30, 1997. Votes "for", 4,594,225 shares, "against" or "withheld", none and "abstentions", 2,498 shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits (none)

     (b)     Reports on Form 8-K.

         On March 6, 1997 the Company filed a Report on Form 8-K to report the consummation of the transaction pursuant to which the Company acquired all of the outstanding capital stock of WestNet Communications, Inc. (WNC).

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AvTel Communications, Inc.
                                         (Registrant)




DATE:       May 20, 1997           By: /s/
                                   --------------------------------
                                   James P. Pisani
                                   Its Principal Financial & Accounting  Officer