Form 10QSB
period 1997-06-30
AVTEL COMMUNICATIONS INC/UT
filed 1997-08-14
CIK 1005974

[As adopted in Release No. 34-322131, April 28, 1993, 58 F.R. 26509]

                                Form 10-Q SB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            _______________________

          (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                   For the Quarterly Period Ended June 30, 1997

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

   7,135,807 Shares of Common  Stock - August 10, 1997

Transitional Small Business Disclosure Forms  Yes           No   X


                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets - Unaudited
September 30, 1996 and June 30, 1997

ASSETS
                                     				   June 30, 1997  September 30, 1996
Current Assets
   Cash	                                     $     431,405	   $    	985,237
   Other Current Assets	                            18,869            				-
   Notes Receivable - Related Parties	              86,000              		-
   Accounts Receivable (Net of Allowance
   for Doubtful Accounts of ($-0-)                  206,87	           8,785

        Total Current Assets	                      743,145	        	994,022

Fixed Assets
   Equipment                                     		575,468             			-
   Furniture and Fixtures		                         22,479             			-
   Less Accumulated Depreciation	                	 (74,142)	            		-

        Net Fixed Assets	                        	 523,805	             		-

Intangible Assets
   Goodwill	                                      	575,087	             		-
   Organization Costs		                              6,709		          6,698
   Less Accumulated Amortization		                  (8,683)	            		-

        Total Intangible Assets	                 	 573,113	             		-

        Total Assets                       	$    1,840,063	$      1,000,720





The accompanying notes are an integral part of these consolidated financial statements.


AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets - Unaudited
September 30, 1996 and June 30, 1997

LIABILITIES AND STOCKHOLDERS EQUITY

                          		                 June 30,1997  September 30, 1996
Current Liabilities
   Accounts Payable - Trade	                  $   	198,397	    $     31,945
  	Accounts Payable - Officers	                     49,041	       	  40,683
   Accrued Liabilities		                             3,037	      	    6,024
	  Deferred Revenue	                               123,013	             		-
   Line of Credit		                                      -	             		-
   Notes Payable- Matrix	                         	500,000	             		-
   Notes Payable - WestNet Acquisition           		128,099             			-
   Notes Payable - Employee                      		150,000             			-
   Lease Obligations-Current Portion		              32,368	             		-

        	Total Current Liabilities	              1,183,955		         78,652

Long Term Liabilities
   Lease Obligation		                               77,889             			-

         Total Long Term Liabilities	            1,261,844	             		-

        	Total Liabilities	                 $    1,261,844	    $	    78,652

Stockholders Equity
   Preferred Stock (Par Value $1.00,
        Series A Convertible)                    1,000,000	       1,000,000
        5,000,000 shares authorized
   Common Stock (Par Value $.001)		                 7,136		           3,000
        50,000,000 shares authorized
        7,135,807 and 2,513,299  shares issued and
        outstanding 06/30/97 and 09/30/96.
   Paid in Capital in Excess of Par Value	       	135,475              			-
   Retained Earnings/(Deficit)	                  (564,219)	        	(80,932)
        Total Stockholders Equity	               	578,219         		922,068

        Total Liabilities and
               Stockholders Equity	        $    1,840,063	    $   1,000,720


The accompanying notes are an integral part of these consolidated financial statements.


AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
For the Three Months and Six Months Ending June 30, 1997  and 1996 - (Unaudited)


                                      						            Predecessor Company
	                  For The Three   For The Nine  For The Three   For The Nine
	       	           Months Ended   Months Ended   Months Ended   Months Ended
	                  June 30, 1997  June 30, 1997  June 30, 1996  June 30, 1996
REVENUES
  Sales           		 $   734,567	   $ 1,600,439	   $   	84,104    $  216,645
  Cost of Sales		       	173,725       401,044	         16,099	       48,977

    Gross Margin		      	560,842      1,199,395        	68,005	      167,688

EXPENSES
  General and Admin.	   	666,384      1,722,940        	60,104     		194,623
  Bad Debt Expense		           -		        2,235	         2,576     		  4,362

   Total Operating Exp.		666,384      1,725,175        	62,680	      198,985

Income (Loss) from Oper.(105,542)      (525,780)    		   5,325     		(31,317)

Other Income/(Expense)
  Interest Income	           526       	 13,975	       	     -         1,196
  Miscellaneous Income		  25,633       	 32,907             	-           867
  Interest Expense			       (694)	     	 (4,426)		        (773)	    	 (4,510)

   Net Other Income (Exp) 25,465 	       42,456           (773)   			 (2,447)

Income/(Loss)
  Before Taxes           (80,077)     	(483,324)	        4,552     		(33,764)

Income Taxes	          		      -	             -	             -		           -

Minority Interest			           -	          (137)        (4,611)   		  (2,847)

   Net Income (Loss)     (80,077)    		(483,461)	          (59)	    	(36,611)

Weighted Average
   Shares Outstanding	 7,135,807	     6,719,124     	2,333,300	    2,312,800

Earnings / (Loss)
   Per Common Share	 $     (0.01)	 $      (0.07)	 $     	(0.00) 	$     (0.02)



The accompanying notes are an integral part of these consolidated financial statements.

AVTEL COMMUNICATIONS, INC.  AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Six Months Ending June 30, 1997 and 1996 - Unaudited

                                          							                Predecessor
                                                                   Company
	                                               For The Nine     For The Nine
                   					                        Months Ended     Months Ended
                                               June 30, 1997    June 30, 1996

Cash Flows From Operating Activities:
 Net Loss	                                      $ 	(483,461)    	$	 (36,611)
 Adjustments to reconcile net loss to net cash:
   Minority Interest		                                   	-		         2,847
   Depreciation Expense		                            74,142		        31,658
   Amortization Expense			                            8,683	            		-
   Forgiveness of Debts                          		 (40,900)	     	       -
 (Increase)/decrease in:
      Accounts Receivable		                         (88,081)		       (3,837)
      Other Assets		                                      -               -
      Interest Receivable		                              	-		         9,309
  Increase/(Decrease) in:
        Accounts Payable		                          (58,068)		       24,518
        Accounts Payable - Officers		                 8,358        		     -
        Accrued Expenses		                          (56,927)	           		-
        Deferred Income		                            36,288	           			-
        Interest Payable	                               		-			      (41,892)
Net Cash Used in Operating Activities:	           	(580,171)     		 (14,008)

Cash Flows From Investing Activities
   Cash Received from acquisition of subsidiaries	   57,094           				-
   Purchase of fixed assets		                       (85,142)     		 (18,776)
   Purchase of intangible assets                 		(177,500)	          			-

Net Cash Provided (Used) By Investing Activities 		(205,548)     		 (18,776)

Cash Flows From Financing Activities:
   Cash paid for short term loan receivable		       (86,000)           			-
   Cash paid on capital lease		                     (39,991)	       	(3,200)
   Borrowing on notes payable		                     500,000		        46,000
   Cash payments on notes payable                		(142,122)	    	  (26,900)
   Issuance of common stock	                            		-	    		   24,500

Net Cash Provided (Used) By Financing Activities	   231,887 		       40,400

Increase/(Decrease) in cash and cash equivalents	 	(553,832)		        7,616

Cash and Cash Equivalents at Beginning of Period    985,237 	     	  17,267

Cash and Cash Equivalents at End of Period     	$	  431,405	    $	   24,883

AVTEL COMMUNICATIONS, INC.  AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Six Months Ending June 30, 1997 and 1996 - Unaudited
(Continued)

                                   	                             Predecessor
                                                                   Company
                                                  For The Nine   For The Nine
                                      	           Months Ended   Months Ended
                                                	June 30, 1997  June 30, 1996
Supplemental Disclosures of Cash Flow Information

   Cash paid for:
          Interest expense	                         $   6,199     $  46,402
          Income taxes		                                    - 		        200

   Non-cash transactions:

   Issuance of 115,000 shares Common Stock
     and $225,000 in contingent consideration in Exchange for Interest in Silicon Beach
     Issuance of 4,452,508 Shares of Common Stock and 1,000,000 Shares of $1.00
     par value Series A Convertible
     Preferred Stock for acquisition
     of AvTel Holdings, Inc.
  Issuance of 35,000 Shares of Common Stock and $188,325 in debt for the acquisition of WestNet Communications, Inc.





The accompanying notes are an integral part of these consolidated financial statements.


AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1  -  INTERIM REPORTING

    	The unaudited consolidated financial statements included herein have been prepared by AvTel Communications, Inc. and its subsidiaries (the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements and selected notes included herein should be read in conjunction with the audited consolidated financial statements and the notes hereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996. Operating results for the three month and nine month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997.

    	The foregoing unaudited consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations for the periods presented. The financial statements have been presented reflecting the effects of the reverse purchase for accounting purposes (see Note 3).
The statements therefore reflect those of the subsidiary as if it were the parent company. Accordingly, the balance sheet reflected in this 10QSB filing is therefore that of AvTel Holdings, Inc., a California corporation ("AHI"). The statement of operations has been presented with the operating results of AHI and the historical operating results of Hi, Tiger International, Inc. ("HITI"), the predecessor company, a Utah corporation, since AHI has only been in existence since April, 1996 and did not commence operations until August 1996. Accordingly, the cash flow statement is presented reflecting the current changes of AHI as the parent company and the historical information for HITI.

Note 2  -  ACQUISITIONS

    	In connection with its acquisition of all the issued and outstanding capital stock of AHI, on October 23, 1996, the Company amended and restated its Articles of Incorporation to, among other things, authorize 5,000,000 shares of preferred stock. The Company's Board of Directors is authorized to designate one or more series of such preferred stock and to designate the rights, preferences and privileges of each such series. The AHI acquisition was completed in accordance with an Acquisition Agreement dated August 30, 1996 ("Acquisition Agreement"). The transaction was accomplished by way of a merger (the "Merger") in which a wholly owned subsidiary of the Company was merged with and into AHI which was the surviving entity and became a wholly owned subsidiary of the Company. Pursuant to the Merger, the Company authorized and issued 1,000,000 shares of Series A Convertible Preferred Stock which have certain liquidation preferences, bear a cumulative dividend, payable semi-annually, at 8% and are convertible, upon the happening of certain events, into shares of the Company's $.001 par value common stock. The
Merger has been accounted for as a reverse purchase by AHI of the Company whereby the holders of AHI's Common Stock acquired, after giving effect to the Merger, a controlling interest in the Company. Accordingly, the assets and liabilities of the Company and its subsidiary, The Friendly Net, LLC ("TFN"), are reflected at their fair market values, as are the assets and liabilities of Silicon Beach Communications, Inc., which was acquired in November, 1996, and WestNet Communications, Inc., which was acquired in February 1997. The foregoing unaudited financial statements reflect, for the previous periods noted, comparative data as to AHI only. AHI began operations in April, 1996.

    	In November, 1996, the Company, through a subsidiary, acquired all the issued and outstanding capital stock of Silicon Beach Communications, Inc., a California corporation ("SBC") that serves as an Internet Service Provider ("ISP") and provides software development services.

    	In February, 1997, the Company, through a subsidiary, acquired all of the issued and outstanding shares of stock of WestNet Communications, Inc., a California corporation ("WNC") that serves as an ISP in certain regions of southern California.

    	In March , 1997, the Company, acquired the remaining 20% minority interest in TFN, a Utah limited liability company held by Tree of Stars, Inc. ("TOSI"), a Nevada corporation of which Paul G. Begum is President and a principal shareholder. Mr. Begum is the former president and Chief Executive Officer of the Company who, together with TOSI owns directly or indirectly approximately 9.8% of the issued and outstanding common stock of the Company. The acquisition was facilitated through a payment of cash in the amount of $10,000 and the issuance of $20,000 of short term loans.
In addition, a loan payable to Mr. Begum has been discounted from $40, 900 to zero. The note payable was in consideration of consulting services performed by Mr. Begum prior to the Merger. Prior to realizing a gain, the Company set this amount aside in a reserve account intended be used to offset any unexpected expenses that might arise relating to the Company,s operation prior to the Merger (see Note 4). TFN is now a wholly-owned subsidiary of the Company.

Note 3  -  RECENT DEVELOPMENTS

    	In March 1997, the Company's Board of Directors granted, pursuant to the Company's 1997 Incentive Stock Option Plan (the "1997 Plan") a total of $849,900 tock options which are exercisable at $0.62 - $3.00 per share. Of the total, 92,000 qualified stock options were issued to SBC employees inconjunction with the terms of the acquisition of SBC, 50,000 non-qualified stock options to a non-employee inconjunction with the Merger and 43,000 non-qualified stock options to consultants for services rendered. A total of 46,000 qualified stock options issued to SBC employees, the 50,000 non-qualified stock options issued to the non-employee and the 43,000 non-qualified stock options issued to consultants have vested as of June 30, 1997.

    	In April, 1997, the Company entered into a Stock Exchange Agreement (the "Stock Exchange Agreement") with Matrix Telecom, Inc., a Texas corporation ("Matrix") pursuant to which the Company will issue to persons who own 100% of the issued and outstanding common stock of Matrix
(the "Matrix Stockholders") an aggregate of 34,590,049 of the Company's $.001 par value common stock in exchange for 100% of the issued and outstanding capital stock of Matrix. As a result of the transaction, the Matrix Stockholders will, after giving effect to the exchange, acquire and hold approximately 79% of the issued and outstanding common stock of the Company on a fully diluted basis. The consummation of the transaction under the Stock Exchange Agreement is subject to the satisfaction of a number of the terms and conditions, including a condition that prior to the exchange, the Company,s shareholders shall have approved the transaction as well as a
proposal to reincorporate the Company in the state of Delaware.   The Stock
Exchange Agreement also provides for the Company to effect either a reverse stock split prior to the reincorporating or reduce the number of the Company's common stock (or other securities convertible into common stock) that will be issued to the Company's shareholders in the reincorporating to such lesser number of common stock (or such other securities) as the Company and Matrix shall agree. The Stock Exchange Agreement additionally provides for Matrix to provide to the Company a secured loan in the maximum aggregate amount of $500,000, that the transaction is to be treated as a reverse purchase for financial reporting purposes and that it is intended to be a tax free reorganization.

Note  4  -  OTHER

    	In June 1997, the Company recognized a gain on the forgiveness of debt of $40,900 as a result of eliminated its indebtedness to Paul Begum, former CEO and Chairmen of the Board as part of an agreement to acquire the remaining 20% minority interest in TFN. The agreement was executed in February, 1997, and the forgiveness of debt was set aside in a reserve account intended be used to offset any unexpected expenses that might arise relating to the Company's operation prior to the Merger.
Concurrently with recognizing this gain, the Company recorded $12,500 in telecommunications expenses related to TFN's business which had been previously in dispute with US West Communications. These expenses had not been recorded by TFN in the periods for which they were incurred and were therefore recognized as an expense in the current period. As of June 30, 1997, it is believed that all expenses have been captured and the remaining deferred revenue to Mr. Begum was recorded as income.

    	The Company additionally recognized a decrease in payroll expense in the current period due to the elimination of the accrued liability for payroll and payroll taxes for TFN and WNC in the amount of $46,000. The Company switched its payroll services to outside company and in doing so changed the timing of payroll payments to the fifteenth and last day of the month from the first and fifteenth of the month. The Company, therefore , now recognizes all payroll expenses in the month they are incurred.

AVTEL COMMUNICATIONS, INC.  AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Unaudited (Continued)

Item 2 - Management's Discussion and Analysis

General
    	The following discusses the financial position and results of operations of the Company and its consolidated subsidiaries, The Friendly Net LLC, a Utah Limited Liability Company ("TFN"), Silicon Beach Communications, Inc., a California corporation ("SBC"), WestNet Communications, Inc. ("WNC"), and AvTel Holdings, Inc., a California corporation ("AHI"). This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of the Company and subsidiaries.

Financial Condition and Results of Operations

    	The decrease in total current assets from September 30, 1996, to June 30, 1997, relates, primarily, to the use of cash for operating activities relating to the integration of the Company and AHI following the Merger, the integration of SBC and WNC, and increased selling and general administrative expenses.

    	The increase in net fixed assets over the periods resulted primarily from the acquisitions of SBC and WNC in November, 1996 and February, 1997 respectively. The increase in notes receivable-related party is due to a short term loan to the Company's Senior Vice President of Software Development and Business Network Services Division President. The Company anticipates the repayment of the notes in full by October 31, 1997.

    	The increase in total liabilities from September 30, 1996, to June 30, 1997, arose, primarily, from the increase in trade payables arising from the Merger and the acquisition of SBC and WNC; the increase in deferred revenue associated with the acquisition of SBC and WNC which, in the course of its business, is paid in advance by certain customers for ISP services; the increase in notes payable relating to certain promissory notes issued in connection with the Merger and acquisitions of SBC and WNC; a promissory note issued in connection with the Matrix Stock Exchange Agreement; and certain deferred compensation arrangements and accounts payable with certain officers and directors.

     	Stockholders' equity decreased from September 30, 1996 to June 30, 1997, as a result of the operating losses experienced during the period due, primarily, to substantial costs and expenses incurred in connection with the Merger with AHI, the acquisitions of SBC and WNC, and increased management and other costs relating to the development and implementation of the Company's marketing strategies. The Merger involving the Company and AHI is treated, for accounting purposes, as a reverse purchase whereby the holders of AHI's Common Stock acquired, after giving effect to the Merger, a controlling interest in the Company. For financial reporting purposes, comparative data for periods prior to the quarter ended June 30, 1997, reflects the financial condition and results of operation of AHI only.
Since AHI did not begin operations until August, 1996, no comparative financial analysis is available for AHI, with respect to the quarter ended June 30, 1996, as compared to similar data for the Company, for the same quarter in 1997, as to revenues, operating income and expenses, net income, cash and other topics that would normally be addressed in statements of operations and cash flows.

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

    	Prior to the quarter ended June 30, 1997 and pursuant to the terms of the Stock Exchange Agreement, the Company has availed itself of an aggregate of $500,000 under the Matrix Loan. All amounts of principal and interest outstanding under the Matrix Loan are due and payable on the earlier to occur of one hundred eighty (180) days after termination of the Stock Exchange Agreement or December 1, 1997. Management expects that, following consummation of the transactions contemplated by the Stock Exchange Agreement, the Company will be able to avail itself of the additional capital resources of Matrix. While these additional resources should be sufficient to support the near term business development and other strategies of the combined companies, other capital resources may from time to time be required by the Company.

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


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

27 - Financial Data Schedule

     (b)     Reports on Form 8-K.

    	On May 19, 1997 the Company filed a Report 8-K to report the execution of a Stock Exchange Agreement to acquire 100% of all of the outstanding capital stock Matrix Telecom, Inc., a Texas corporation.

    	On April 30, 1997 the Company filed a Report 8-K to report the execution of a Stock Exchange Agreement to acquire 100% of all of the outstanding capital stock of Matrix Telecom, Inc., a Texas corporation.


                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AvTel Communications, Inc.
						                           		(Registrant)




DATE:       August 13, 1997      				By: /s/
                                        James P. Pisani
				                                    Its Principal Financial &
			                         			         Accounting  Officer