Form 10QSB/A
period 1997-03-31
AVTEL COMMUNICATIONS INC/UT
filed 1997-10-16
CIK 1005974

[As adopted in Release No. 34-322131, April 28, 1993, 58 F.R. 26509]

                                  FORM 10-Q SB/A
                                   Amendment No. 1

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

EXPLANATORY NOTE: The Registrant is amending its Form 10-QSB for the quarterly period ended March 31, 1997, solely to file the Financial Data Schedule attached hereto as Exhibit 27, which was inadvertently omitted form the original filing.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 1996 and March 31, 1997 - (Unaudited)

ASSETS                                   Three Months      Fiscal Year
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

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 1996 and March 31, 1997 - (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY
- -----------------------------------

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

                                         Predecessor Company
                For The Three    For The Six   For The Three   For The Six
                 Months Ended    Months Ended   Months Ended   Months Ended
                March 31, 1997  March 31, 1997 March 31, 1996 March 31, 1996
                --------------  -------------- -------------- --------------
REVENUES
- --------
  Sales          $   611,517    $   865,983    $    69,057    $   132,541
  Cost of Sales      140,835        227,319         19,778         32,878
                 -----------    -----------    -----------    -----------

    Gross Margin     470,682        638,553         49,279         99,663

EXPENSES
- --------
  General and Admin 661,799      1,056,556         73,601        134,519
   Bad Debt Expense     --           2,235            262          1,786
                -----------    -----------    -----------    -----------

     Total Operating
        Exp.        661,799     1,058,791          73,863         136,305
                -----------    -----------    -----------     -----------

Income (Loss)
  from Oper.       (191,117)    (420,238)        (24,584)       (36,642)
                  ----------  -----------     -----------     -----------

Other Income/(Expense)
  Interest Income    3,897         13,449           1,022          1,196
  Miscellaneous
    Income             234          7,274             811            867
  Interest Expense  (2,787)        (3,732)         (1,177)        (3,737)
                -----------    -----------     -----------    -----------

     Net Other
        Income (Exp) 1,344         16,991             656         (1,674)
                -----------    -----------      -----------    -----------

Income/(Loss)
 Before Taxes     (189,773)      (403,247)       (23,928)       (38,316)

Income Taxes           --             --             --             --

Minority Interest      --           (137)         1,764          1,764
                -----------    -----------    -----------    -----------

     Net Income
          (Loss)  (189,773)      (403,384)      (22,178)       (36,552)
                  ========       ========       =======        ========

Weighted Average
  Shares
  Outstanding     7,123,751      6,513,072      2,294,955      2,293,614

Earnings/(Loss)Per
 Common Share  $     (0.03)   $     (0.06)   $     (0.01)   $     (0.02)
                   ========      ========        =======       ========

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
- -------------------------------------
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

Cash Flows From Investing Activities
- ------------------------------------
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
- -------------------------------------
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

                                             For The Six          For The Six
                                            Months Ended          Months Ended
                                           March 31, 1997        March 31, 1996
                                           --------------        --------------
Supplemental Disclosures of Cash Flow Information
- -------------------------------------------------

      Cash paid for:
            Interest expense                $   5,505              $  45,077
             Income taxes                           0                    200

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

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1  -  INTERIM REPORTING
- ----------------------------

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

Note 2  -  ACQUISITIONS
- -----------------------

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

Note 3  -  RECENT DEVELOPMENTS
- ------------------------------

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Meeting of Shareholders held February 27, 1997, the Company's shareholders voted on three proposals that had been submitted to the shareholders in the Company's combined form of Notice of Annual Meeting and Proxy Statement dated January 8, 1997 (the "Proxy Statement") as filed with the Securities and Exchange Commission in definitive form on or about January, 1997. The proposals submitted to the shareholders in the Proxy and approved by the requisite number of shares outstanding and entitled to vote therein as of record date, December 30, 1996, were as follows:

                    (a) Election of Messrs. Anthony E. Papa, James P. Pisani, Barry Peters and Frank Dzuiba as members of the Board of Directors for the ensuing year. The number of vote cast for, against or withheld or abstentions as to each directors were as follows:

 Director                     Votes For         Votes Against        Abstentions
                                                                     or Withheld
--------                     ---------         ------------        -----------
 Anthony E. Papa             4,571,863              -0-                24,860
 James P. Pisani             4,571,863              -0-                24,860
 Barry Peters                4,571,863              -0-                24,860
 Frank Dziuba                4,571,863              -0-                24,860

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

                                   AvTel Communications, Inc.
                                         (Registrant)




DATE:       October 9, 1997        By: /s/ JAMES P. PISANI
                                   --------------------------------
                                   James P. Pisani
                                    Its Principal Financial & Accounting
Officer