Form 10KSB
period 1997-09-30
AVTEL COMMUNICATIONS INC/UT
filed 1998-01-13
CIK 1005974

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

For Fiscal Year Ended: September 30, 1997

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT
    OF 1934.

For the transition period from  ____________  to ___________.

Commission file number        0-27580

                       AvTel Communications, Inc.
                       -------------------------
             (Name of Small Business Issuer in Its Charter)

        Delaware                            87-0378021
        --------                            ----------
(State or Other Jurisdiction of           (I.R.S. Employer
Incorporation or Organization)           Identification No.)

130 Cremona Drive, Suite C, Santa Barbara, CA          93117
---------------------------------------------          -----
  (Address of Principal Executive Offices)           (Zip Code)

                           (805) 685-0355
                           --------------
           (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Act:

Common Stock Par Value $0.01
----------------------------
(Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----    -----


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be con tained, to the best of registrant's knowledge, in definitive proxy or informa tion statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.    $2,346,171
                                                                 ----------
     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $14,326,280, computed at the average bid and asked price of such Common Stock as of January 7, 1998.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of December 15, 1997, there were 9,424,559 shares of the Registrant's Common Stock, par value $0.01, issued and outstanding, excluding treasury stock.


     Transitional Small Business Disclosure Format (check one):
Yes      No   X
    ----    -----


DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (C) of the Securities Act of
1933 ("Securities Act"):   None.
                           -----

TABLE OF CONTENTS


Item Number                                                  Page Number

PART I

1.  Description of Business                                      4

2.  Description of Property                                     14

3.  Legal Proceedings                                           14

4.  Submission of Matters to a Vote of Security Holders         14



PART II

5.  Market for Common Equity and Related Stockholder Matters    14

6.  Management's Discussion and Analysis or Plan of
    Operations                                                  16

7.  Financial Statements                                        19

8.  Changes in and Disagreements With Accountants on
    Accounting and Financial Disclosure                         19


PART III

9.  Directors, Executive Officers, Promoters and Control
    Persons; Compliance with Section 16(a) of the Exchange Act  19

10. Executive Compensation                                      22

11. Security Ownership of Certain Beneficial Owners and
    Management                                                  26

12. Certain Relationships and Related Transactions              29


13. Exhibits, List and Reports on Form 8-K                      30



                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Background.
-----------

     AvTel Communications, Inc. (the "Company" or "Registrant") is a non-facilities based telecommunications carrier providing a comprehensive array of broadband voice and data network services. The Company was formerly a Utah corporation. On December 1, 1997, the Company merged with and into its wholly-owned Delaware subsidiary, thus effecting the Company's reincorporation in Delaware (the "Reincorporation Merger"). The conversion of the Company's stock in the Reorganization Merger resulted in an effective one-for-four reverse stock split, which was effective on December 1, 1997 (the "Reverse Stock Split"). All share and option numbers and prices set forth herein have been adjusted to reflect the Reverse Stock Split.

     Also on December 1, 1997, the Company acquired Matrix Telecom, Inc., a privately-held Texas corporation ("Matrix") by means of a share for share exchange (the "Share Exchange"). Matrix is a non-facilities based provider of long distance telephone services. See "Recent Developments; Acquisition of Matrix" below. The Reorganization Merger and the Reverse Stock Split were conditions to the closing of the Share Exchange.

     The Company was incorporated on October 31, 1981, but did not commence its current business until February, 1995 when it acquired, through a subsidiary, The Friendly Net, LLC ("TFN") a Utah limited liability company. The acquisition of TFN, a Utah-based Internet Service Provider ("ISP") was part of a general strategy to evaluate and acquire business enterprises in the telecommunications industry which, in the opinion of management, represented
opportunities for revenue growth and profitability.   The TFN acquisition was
accomplished through an agreement with the Company's wholly owned subsidiary, Hi, Tiger, Inc., pursuant to which 65,000 shares of The Company's Common Stock, options to purchase 18,750 shares of The Company's Common Stock and $21,000 in cash were exchanged for an 80% interest in TFN. The remaining 20% interest was acquired in March 1997 from Tree of Stars, Inc., a Nevada corporation ("TOSI"), whose President and principal shareholder is Paul G. Begum, a shareholder of the Company and its former President and Chairman.

     Prior to October 23, 1996, the Company conducted operations under the name "Hi, Tiger International, Inc.". The name change was effected in connectionwith the Company's acquisition of AvTel Holdings, Inc., a California corporation ("A.I.") on that date. As a result of the acquisition of A.I., the Company implemented a complete change in its Board of Directors and executive management, began to pursue several acquisitions and strategic alliances and started development of a sales and operational strategy to position the Company as a non-facilities based telecommunications carrier providing a comprehensive array of broadband voice and data network services.

     The acquisition of A.I. was effected pursuant to the merger of a wholly-owned subsidiary of the Company with and into A.I. (the "AI Merger") as a result of which the Company acquired 100% of the issued and outstanding capital stock of A.I. in exchange for 1,063,127 shares of the Company Common Stock, represent ing approximately 61% of the issued and outstanding Company Common Stock after giving effect to the AI Merger, and 250,000 shares of newly authorized shares of the Company's Series A Convertible Preferred Stock. For accounting purposes, the acquisition was treated as a reverse acquisition with A.I. as the acquirer.

     Since the AI Merger, the Company has, under its current management team, aggressively pursued selective acquisitions, strategic alliances and the development and implementation of sales and marketing efforts.

Business of the Company
-----------------------

     Acquisitions and Strategic Alliances. In November, 1996, the Company acquired Silicon Beach Communications, Inc. ("SBC"), a privately held California corporation that serves as an ISP and provides software development services. The acquisition was structured as a stock for stock transaction in which the Company issued an aggregate of 28,750 shares of the Company's Common Stock in exchange for all the issued and outstanding capital stock of SBC.

     In February, 1997, the Company acquired all the issued and outstanding capital stock of WestNet Communications, Inc. ("WNI"), a Ventura, California ISP. Following completion of this acquisition, the Company began to integrate the customer bases, network facilities and other operations of SBC and WNI in order to achieve desired efficiencies and economies of scale.

     Sales and Operational Strategy. Prior to the AI Merger, the Company's sales and operational strategy was directed primarily at increasing revenues through expansion of the customer base for the TFN ISP operations.

     Following the AI Merger, the Company's new executive management team also began to develop and implement a comprehensive sales and marketing strategy designed to position the Company as a leading provider of broadband network services, providing complete internetworking solutions for small- and mid-size businesses, professional offices and certain personal applications.

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

     The implementation of this strategy involves the creation and marketing of products and services designed for both business and personal applications, namely Business Network Services and Personal Telecommunications Services, respectively. The Company is developing and implementing sales and marketing strategies which, it believes, will result in monthly, recurring revenues from networking customers under multi-year term agreements. However, this strategy is in its formative stages and the Company is recruiting, hiring, training and developing the personnel resources necessary to manage and staff the sales and marketing efforts. Delays or other difficulties in these recruitment and other activities could adversely affect the Company's ability to timely and effectively implement these revenue-generating objectives.

     Internetworking. At an increasing rate, business, professional and other organizations are seeking to internetwork their Local Area Networks ("LANs") and Wide Area Networks ("WANs") to share information and computing resources for applications such as e-mail, transaction processing, the sharing of databases, multi-site engineering and product development and electronic image transfer. The communications traffic of many organizations has grown steadily during the past two decades leading to enterprise-wide networks facilitating rapid and efficient data communications between work groups, departments and branch locations. Additionally, a shift to enterprise-wide remote access has occurred due to increased business mobility, increased telecommuting, reduced cost of WAN services and widespread adoption of remote access standards. Internet and remote access devices extend the organization network beyond the branch office, bringing remote users closer to the enterprise and permitting connection to the corporate LAN so users can work anywhere, any time. Users can access e-mail, databases and servers as if they were in the corporate office.

     The Company believes that, as a result of these shifts, internetworking, the method used for interconnecting networks, has been undergoing rapid growth over the past ten years as reflected in the significant growth in sales and distribution of routers, remote access servers, intranet software and other various components that enable internetworking. As the computing paradigm migrates to client-server architectures, enterprise-wide networks allow those technologies to be implemented. The Company's strategy recognizes the opportu nity to bridge the gap between telecom and computer providers and simplify networking complexities by becoming a single point of contact.

     Network Provisioning. The Company believes that communications require ments such as bandwidth availability and network design are replacing computer requirements such as processor speed, memory or operating systems as the delimiting factors for business applications. Video conferencing, remote patient diagnostics with medical imaging and telecommuting are all business applications in which the success of the deployment is defined by the available bandwidth. The ultimate realization of this trend is the World-Wide Web ("WWW") and WWW applications developed with Internet-specific tools such as SUN Micro systems' Java . These Web applications are computer platform and operating system independent but depend entirely upon connectivity and bandwidth for successful deployment and execution.

     As a result, connectivity is becoming one of the most important factors in enhancing business productivity and customer service. Large corporations have historically created private wide area networks through leased dedicated data lines. However, dedicated point-to-point facilities have several deficiencies:

          Leased lines are very expensive
          Remote offices and telecommuters are omitted
          Leased lines are not suited for unscheduled and asynchronous communi cations

     As a result, small and medium size companies that have sought the benefits of internetworking have been required to use modems and dial-up telephone lines which are generally too slow to handle today's applications.

     Growing demands for high speed capabilities have given way to the emergence of new carrier-based data communication services to overcome the deficiencies of both dedicated leased and dial-up lines. WAN solutions vary substantially depending on an organization's size and communications needs. Traditionally, wideband digital transmission circuits (such as T1 and DS-1) were leased from public carriers to provide voice, fax and data communications links between larger offices and low speed leased lines (such as DS-O) for branch office connectivity. For some applications, however, this has proven expensive and inefficient because the entire bandwidth capacity is dedicated 24 hours per day, whether or not it is used.

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

     Company Strategy. The Company intends to be a leading provider of broad band network services, providing complete internetworking solutions for small to mid-size offices. As a result of the acquisition of Matrix, a non-facilities based long distance service company, the Company can now add long distance telephone services to the package of services it offers. The Company's services are sold through a network of value added resellers and a direct sales force focused on select vertical markets.

     Wide Area Network connectivity for small to medium size offices is fast becoming a critical element in each organizations' infrastructure. These enterprises require branch office, remote office and telecommuter networking as well as network access to customers, vendors and the Internet. As a result, management believes that market demand has been created for flexible, cost-effective internetworking solutions representing the following primary market trends:

          Demand for WAN connectivity for small to medium size offices is increasing
          Capabilities of server integrated internetworking are increasing Outsourcing of network services is increasing

     Management believes that there are significant opportunities created by all three trends in becoming an affordable, single source provider of integrated voice and data internetworking solutions. The Company intends to market a variety of products and services tailored around its PointStream point-to-point facilities, FrameLink Frame Relay facilities, and Internet service through its subsidiaries, TFN, SBC and WNI, providing customers with access through 1+, 0+, 800#, PPP, SLIP, frame relay, T1, T3, ISDN and virtual network sharing.

Regulation.
-----------

     The services which the Company's newly-acquired subsidiary, Matrix, provides are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent that they involve the provi sion, origination or termination of jurisdictionally interstate or international communications. The state public service commissions ("PSCs") retain jurisdic tion over jurisdictionally intrastate communications. The FCC and relevant PSCs have the authority to regulate interstate and intrastate rates, respectively, ownership of transmission facilities and the terms and conditions under which Matrix's services are provided.

     In general, neither the FCC nor the relevant state PSCs exercise direct oversight over cost justification for Matrix's services or Matrix's profit levels, but either or both may do so in the future. However, Matrix is required by federal and state law and regulations to file tariffs listing the rates, terms and conditions of services provided. Matrix generally is also required to obtain certification from the relevant state PSC prior to the initiation of intrastate service, and is required to maintain a certificate issued by the FCC in connection with the provision of international services. Any failure to maintain proper federal and state tariffs or certification or any difficulties or delays in obtaining required authorization could have a material adverse effect on the Company.

     The Company's other businesses are not subject to substantial governmental regulation.

Intellectual Property.
----------------------
     The Company uses several unregistered trademarks as part of its networking business, including PointStreamTM and FrameLinkTM, which it may seek to register. Matrix has registered several trademarks for use in its marketing materials. The logo used by Matrix to market its long distance service is a registered trademark of Matrix. While the Company believes its trademarks are important to its business, the Company does not believe that failure to register its trade marks poses any material risk of infringement on its rights to use such trade marks.

Employees.
----------

    As of December 1, 1997, the Company (exclusive of Matrix) had approximately 45 full-time employees. On that date, Matrix utilized approximately 124 full-
time employees, including employees of Best, its wholly-owned subsidiary.   The
majority of these employees were leased from United Group Service Center. None of the employees of the Company or Matrix are represented by a union. Matrix supplements its work force from time to time with contractors, administrative personnel through employment agencies, and part time employees. The Company believes that it has good relations with its employees.


Recent Developments; Acquisition of Matrix.
-------------------------------------------

     Completion of Share Exchange. As previously reported, the Registrant and Matrix entered into a Stock Exchange Agreement dated April 29, 1997, and subsequently amended (the "Exchange Agreement"), pursuant to which the persons or entities who owned the issued and outstanding common stock of Matrix ("Matrix Stockholders") would transfer to the Registrant all of their Matrix stock and, in exchange, the Registrant would issue to the Matrix Stockholders shares of the Registrant's Common Stock (the "Share Exchange"). The Share Exchange was completed pursuant to the terms of the Exchange Agreement on December 1, 1997. Following the Share Exchange, the former Matrix Stockholders now own approxi mately 81% of the issued and outstanding Common Stock of the Registrant. The consummation of the Share Exchange was subject to the satisfaction of several conditions, including the completion of the Reincorporation Merger and the Reverse Stock Split.

     Matrix is a provider of domestic and international long distance telecommu nication services primarily to residential and small business customers in the United States. Matrix began operations in 1990. The majority of Matrix's sales and marketing is produced by three affiliated companies, each of which generate a substantial portion of Matrix's revenue. One of these affiliated companies is Best, which Matrix acquired by means of a share exchange effective July 1, 1997. See "Business of Matrix," below.

      In connection with the completion of the Share Exchange, the Matrix Stock Holders and the Registrant entered into a Registration Rights and Lockup Agreement dated December 1, 1997 (the "Registration Rights and Lockup Agreement"). Pursuant to the Registration Rights and Lockup Agreement, certain persons and entities who hold an aggregate of 67.4% of the outstanding Matrix Common Stock (85.2% of the outstanding Matrix Common Stock, excluding the shares held by BestConnections Inc., a wholly-owned subsidiary of Matrix; "Best")
      agreed, for a two-year period commencing on the closing of the Share
Exchange, not to offer, pledge, sell, or otherwise dispose of any shares of the Registrant issued to them pursuant to the terms of the Exchange Agreement.
The Matrix Stockholders who have agreed to this two-year lockup period are Ronald L. Jensen,his adult children (James J. Jensen, Jami J. Jensen, Janet Jensen Krieger, Jeffrey J. Jensen, and Julie J. Jensen), and United Group Association, Inc. and UA Plus, Inc. (which are controlled by Mr. Jensen and his adult children).

     The Registration Rights and Lockup Agreement requires that the Registrant use its best efforts to become listed on the NASDAQ Small Cap System or the NASDAQ National Market System and to file a shelf registration statement providing for the sale by the Matrix Stockholders of all securities issued to them in connection with the Exchange Agreement, subject to the two-year holding restriction imposed on certain of the Matrix Stockholders described above. Under the Registration Rights and Lockup Agreement, the Registrant is obliged to use its reasonable efforts to keep the shelf registration statement effective on a continuous basis for a period described in the Registration Rights and Lockup Agreement. If the Registrant's securities are not listed on the NASDAQ SmallCap System or the NASDAQ NMS within six months following the Closing or if the Registrant is unable to qualify for use of a shelf registration statement within such period, the Matrix Stockholders (other than those subject to the two-year restriction) are entitled to demand that the Registrant register the Registrant Delaware Common Stock received by them in connection with the Share Exchange on
any registration statement then available to the Registrant.   The Matrix
Stockholders may also require the Registrant to undertake up to two additional demand registrations of their securities. All costs and expenses of both shelf and demand registrations (excluding any underwriting discounts and fees of counsel to the Matrix Stockholders) will be borne by the Registrant.

     Pursuant to the terms of the Exchange Agreement, Barry A. Peters and Frank Dziuba resigned as directors of the Registrant immediately prior to the comple tion of the Share Exchange. Also pursuant to the terms of the Exchange Agreement, on December 1, 1997, John E. Allen, Ronald W. Howard and Gregory T. Mutz were appointed to fill vacancies on the Registrant's Board of Directors.

     Business of Matrix. Matrix provides long distance service to over 200,000 customers in 49 states. Matrix's current strategy is to compete as a reseller, contracting with Sprint Corporation ("Sprint"), Pacific Gateway Exchange, Inc. ("PGE"), Cincinnati Bell Long Distance ("CBLD") and other quality carriers to provide switching and transmission of its customer's traffic. Matrix is fully certified or registered in all states where required and operates under
Section 214 authority from Federal Communications Commission ("FCC"). Matrix has a national Carrier Identification Code ("CIC") which enables Matrix to manage and control its customer base more effectively. The CIC also permits Matrix to market to subscribers of other carriers by having the customer dial the CIC directly, a process which is known in the industry as "casual calling."

     Matrix has invested in call rating, billing, and customer service infra structure. In addition, Matrix has entered into billing and collection agree ments with local exchange carriers ("LECs"), including all of the Regional Bell Operating Companies ("RBOCs"), General Telephone Operating Companies ("GTOCs") and Sprint local telephone companies. These billing agreements permit Matrix to include its billing on the customer's local telephone bill. Matrix believes that these LEC billing agreements are the most effective mechanism for billing its residential customers, because of the convenience to its customers of receiving one bill for both local and long distance service and the benefits derived from the LECs' extensive collections infrastructure. Matrix's billing information systems and services also allows it to provide direct bills to its larger commercial customers, a market segment which Matrix is currently expand ing.

     Matrix markets its services primarily through direct mail, outbound telemarketing and a network of over 6,000 independent agents. Approximately 25% of revenue is derived from casual calling. Although casual calling has been in existence since the mid-1980s, only recently have companies such as Matrix begun to aggressively pursue this market opportunity.

     Marketing and Services. Since it commenced operations in May 1990, Matrix's primary focus has been on sales to the small business customer, defined as businesses with ten employees or less, and residential customers. The majority of sales have been generated through telemarketing, a network of about 6,000 independent agents, and casual calling derived from marketing by direct mail. Matrix further intends to expand its customer base by adding medium sized business customers (with billings up to $5,000 per month) through its Commercial Division. A discussion of Matrix's service offerings and residential and commercial marketing follows.

     Residential Services. Matrix markets its residential services under the Matrix brand name. Sales consist of both "1 plus" calling, for which the customer must select Matrix as its long distance carrier, and casual calling. Products consist of those indexed to AT&T's basic tariffed rate ("AT&T rate"), whereby the customer is offered a defined percentage discount off the AT&T rate. This satisfies the particular subscriber who prefers to be guaranteed a certain discount rather than pay a fixed cost per minute. As AT&T rates change, Matrix rates for these services change commensurably. The "1 plus" customer may also choose services which have fixed charges for either "peak" and "off peak" periods, or a "flat rate" which is the same 24 hours a day, 7 days a week. Products which follow the "peak-off peak" structure generally have slightly higher charges during the day, and lower charges during the nights and weekends, than "flat rate" products, and are often more attractive to residential sub scribers who place the majority of their long distance calls during "off peak" periods.

     Whether a residential customer dials Matrix's access codes or is presubscribed, their calls will appear on the customer's regular monthly local telephone bill.

     Matrix's inbound customer service department is designed to complement Matrix's "1 plus" and casual calling marketing strategies. Customer Service Representatives ("CSRs") are available 24 hours a day, 7 days a week in order to answer inquiries generated by Matrix's marketing campaigns, as well as to support existing customers. CSRs are trained to answer a broad range of inquiries from prospective customers relating to service, pricing, and optional features.

     In addition to competitive rates and a wide variety of products, Matrix is able to offer business customers a highly specialized direct bill summary package that includes call summaries by account code, department, employee, project, client, area code, country code, and time-of-day. Customer call management reports are available in a variety of media formats.

     Other Value-Added Services. Matrix has introduced and is developing additional value-added services to extend features available to its existing customer base and to attract additional customers. Matrix currently offers 800 service, calling cards, and paging services as well as its basic long distance
      services.  In addition, Matrix expects to introduce other enhanced products, and may decide to provide additional services, including the resale of local telecommunications services, cellular and other wireless products and services, Internet access, and other enhanced long distance products such as packet switching, video conferencing and conference calling.

     Customer Services. To ensure that in-bound telemarketing and customer service are always available, Matrix's customer service department operates 24 hours a day, 7 days a week to provide full-service support for its residential and commercial customer base and to handle marketing inquiries from potential and existing customers.

     Matrix's call centers are equipped with state-of-the-art computer and telecommunications technology. Incoming calls are managed with the help of an automatic call distributor and an automated attendant. Such a system allows for management of call queue time, the formation of distinct work groups for different projects, and on-line monitoring of customer service calls for quality assurance purposes. Bilingual CSRs are available during day and evening shifts.

     Billing and Data Processing.   Matrix has dedicated substantial resources
to its management information systems. Matrix's information systems enable Matrix to (i) monitor and respond to the evolving needs of its customers by developing new and customized services; (ii) provide sophisticated billing information that can be tailored to meet the requirements of its customer base;
(iii) provide high quality customer service; (iv) detect and minimize fraud; (v) verify payables to suppliers; and (vi) integrate additions to its customer base. In addition, Matrix has complete facilities for rating, formatting and distrib uting direct bills to its larger commercial subscribers. Small business customers may receive either a direct or a LEC bill, depending upon the services provided to the customer.

     Competition. The telecommunications industry is highly competitive and affected by rapid regulatory and technological change. Matrix believes that the principal competitive factors in its business include pricing, customer service, network quality, service offerings and the flexibility to adapt to changing market conditions. Matrix's future success will depend upon its ability to compete with AT&T, MCI, Sprint and other carriers (including the RBOCs when approved to enter the long distance market) and other long distance providers, many of which have considerably greater financial and other resources than Matrix.


Recent Developments; Board of Directors
---------------------------------------

      On January 5, 1998, Ronald W. Howard tendered his resignation from the Company's Board of Directors. On January 9, 1998, the Board accepted Mr. Howard's resignation and elected Jeffrey J. Jensen to fill the vacancy created by Mr. Howard's resignation.

ITEM 2. DESCRIPTION OF PROPERTY


     The Company leases facilities in four locations. The Company's corporate headquarters location is approximately 1,500 square feet and is located at 130 Cremona Drive, Suite C, Santa Barbara, CA 93117. The Company leases these facilities on a month-to-month basis for a monthly rent of $1.65 per square foot. Matrix currently leases approximately 24,050 square feet of space for its offices at 8721 Airport Freeway in Fort Worth, Texas, pursuant to a lease agreement expiring on June 30, 2000. The monthly rent (not including electric ity) as of September 30, 1997 is approximately $19,888. TFN's office location is approximately 1,100 square feet and is located at 350 West Broadway, Suite 111, Salt Lake City, UT 84101. TFN's office lease is rented on a month-to-month basis at a monthly rate of $1,000. SBC's office location is approximately 3,441 square feet and is located at 104 West Anapamu, Suite C, Santa Barbara 93101. SBC leases this space under a 5 year lease, expiring in September 2001, at a monthly rate of $4,645. In addition, the Company and its subsidiaries operate points-of-presence for the purpose of creating local access points to its network backbone. Only one of these locations, Provo, Utah, requires monthly rent in addition to what is listed above, with 20 square feet of space at a monthly rate of $100.00.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings. The Company is not aware of proceeding against the Company contemplated by any governmental authority.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to shareholders during the quarter ended September 30, 1997.


                               PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded over-the-counter on the NASD's Electronic Bulletin Board (the "Bulletin Board") under the trading symbol "AVCO". There is no established public trading market for the Company's Preferred Stock. The following high and low bid information for the Company's Common Stock was provided by various market makers and the Bulletin Board. The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transac tions. All prices have been adjusted to reflect the Reverse Stock Split.

Year ending September 30, 1996               High Bid         Low Bid
------------------------------            --------           -------

   First Quarter                          $ 2.00             $ 2.00
   Second Quarter                         $ 3.50             $ 2.00
   Third Quarter                          $ 5.75             $ 3.00
   Fourth Quarter                         $ 4.00             $ 4.00

Year ending September 30, 1997               High Bid         Low Bid
------------------------------            --------           -------

   First Quarter                          $ 5.50             $ 2.00
   Second Quarter                         $ 3.50             $ 2.00
   Third Quarter                          $18.00             $ 3.13
   Fourth Quarter                         $19.00             $ 9.75


     The number of shareholders of record of the Company Common Stock as of December 15, 1997, was approximately 193. At that date there were two record holders of the Company's Preferred Stock.

     Management of the Registrant intends to submit an application to allow trading of the Company's Common Stock on the NASDAQ National Market System ("NMS") or, if such application is for any reason rejected or not feasible, on the NASDAQ SmallCap System ("SCS"). While management believes that the Company size, shareholder base and other factors will enable it to be included on the NMS or SCS, there are no assurances that this will occur, in which event the trading in the Company's Common Stock will continue to be reported on the Bulletin Board.

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. The terms of the Company's Series A Convertible Preferred Stock prevent the payment of any dividend on the Company's Common Stock unless (i) all cumulative dividends on the Series A Convertible Preferred Stock have been fully paid, and (ii) the holders of at least 50% of the outstanding shares of the Series A Convertible Preferred Stock have approved such dividend.

      During the year ended September 30, 1997, the Registrant issued shares of its Common Stock, which were not registered under the Securities Act, in connection with the AI Merger, the acquisition of SBC and the acquisition of WNI. The Company also issued shares of Series A Convertible Preferred Stock in connection with the AI Merger. (Such shares are convertible into Common Stock on a one for one basis.) No underwriters were used in these transactions and none of such shares were issued publicly. In each case the Registrant relied on the exemptions from registration provided by Section 4(2) of the Securities
Act
and Rule 506 of Regulation D promulgated thereunder. In each case, the number of individuals receiving shares of stock was very small, and such individuals were and are believed by the Company to possess the requisite level of financial sophistication and experience in order to qualify for such exemptions. In each case, the Registrant made available to the recipients of such Common Stock all material information with respect to the Registrant and the respective transaction. The specific details of such issuances were disclosed as part of relevant Form 8-K, Form 10-KSB or Form 10-QSB filings. Certain summary information is set forth in the following table. All share numbers have been adjusted to reflect the Reverse Stock
Split.

         Date           Shares Issued    Entity Acquired     Purchasers
  -----------------     -------------    ---------------     ----------

  October 23, 1996        1,063,127            AI            Anthony E. Papa
                        (Common Stock)                       James P. Pisani
                                                             Barry A. Peters

                           250,000                           Tommy Lin
                       (Preferred Stock)                     Patrick Lin

  November 20, 1996         28,750             SBC           Frank Dziuba

  February 21, 1997          8,750             WNI           Theodore E. Padova

                                                             Howard M. Tamaroff
                                                             Hallas Color Photo
                                                               Lab, Inc.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General
-------

     The Company is a successor to A.I., which it acquired in October 1996 through the AI Merger. See "Description of Business - Background" above. As a result of that transaction, the Company enhanced its business strategy to become a national provider of data, voice and video services to individuals and corporate customers. In November 1996, and February 1997, the Company acquired 100% of SBC and WNI, respectively.

     Although the Company, then known as "Hi, Tiger International, Inc." ("HITI") was the legal acquirer in the AI Merger, the transaction was treated as a reverse acquisition of HITI by A.I. Accordingly, the operations reflected in the financial statements for periods prior to October 23, 1996, are those of A.I. only and, subsequent to October 23, 1996, are those of the combined operations of A.I. and HITI, together with those of SBC and WNI from their respective dates of acquisition.

     The following discusses the financial position and results of operations of the Company and its consolidated subsidiaries, SBC, WNI and TFN.

Liquidity and Capital Resources
-------------------------------

     In prior years, the Company generally has needed working capital principally to fund its current operations. Generally the Company has had adequate funds for its activities and, from time to time in the past, has relied on short-term borrowings and the issuance of restricted common stock to fund current operations and acquisitions. The Company's acquisitions of SBC and WNI have substantially increased current monthly revenues and provided the Company with additional technical and other resources to allow the Company to further expand future operations. The Company has concentrated on the develop ment of its business strategies and the integration of its acquisitions since inception and has generated operating losses in both 1997 and 1996. The Company used cash in operations in 1997 and 1996 totaling $847,000 and $18,000, respec tively. Since signing the Exchange Agreement with Matrix in April, 1997, the Company relied on funds borrowed from Matrix totaling $750,000 through September 30, 1997 to fund its working capital needs.

     The closing of the Share Exchange with Matrix has materially improved the Company's liquidity and capital resources. For the nine months ended September 30, 1997, Matrix had net cash provided by operating activities of $4,300,312. On September 30, 1997, Matrix had no long term debt. Consistent with management's intentions to develop and execute the Company's business, sales and marketing strategies, the Company's needs for capital may exceed funds generated from operations in the next twelve months. To prepare for this possibility, management is exploring a range of alternative solutions, including secured and unsecured borrowing, capital equipment leases, issuance of the Company's debt or equity securities, or any combination of the foregoing.

     Financing activities provided $723,503 in 1997 compared to $1,003,000 in 1996. The cash provided by financing activities in 1997 was primarily from a bridge loan with Matrix, as required by the Exchange Agreement. The Company incurred an additional $160,325 in short term debt with a group of former WNI shareholders as a result of the Company's acquisition of WNI.

     Cash used in investing activities in 1997 included cash paid for capital expenditures of $265,346 and cash paid for acquisitions of $357,726.


Results of Operations
---------------------

     A.I., the Company's predecessor for accounting purposes, was in existence only from its incorporation in July 1996 until it was acquired by the Company on October 23, 1996. During its existence, A.I. did not engage in substantial operations. The results of operations of the Company for the year ended September 30, 1997, are compared with the results of operations of A.I. for the period ended September 30, 1996, below.

     Revenues: Total revenues in 1997 were $2,346,171. Revenues resulted from the acquisitions of HITI, SBC and WNI.

     Selling, General and Administrative: Selling, general and administrative expense totaled $2,456,327 in 1997, compared to $120,664 in 1996. This increase was due primarily to increases in personnel necessary to execute the Company's strategic plan.

     Depreciation: Depreciation and amortization totaled $190,549 in 1997. Depreciation resulted from the depreciation of backbone facilities, computers, routers and office equipment acquired during 1997. Amortization related to the amortization of goodwill resulting from certain of the Company's acquisitions.

     Impairment Loss: In connection with the HITI acquisition, substantial goodwill resulted due to the market value of HITI common stock being substantially higher than the underlying fair value of the net assets acquired. Accordingly, such goodwill was written off as a charge to income immediately after the transaction.

     Interest: The Company had interest expense of $17,573 in 1997 compared to interest income of $4,813 in 1996. This was a result of increased debt to finance the Company's increased activities and acquisitions.


Inflation and Regulation
------------------------

     The Company's operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices. The Company encounters competition from a variety of firms offering Internet and telecommunications services in its market areas. Many of these firms have long standing customer relationships and are well-staffed and well financed. The Company believes that competition in the telecommunications service industry is based on competitive pricing, although the ability, reputation and technical support of a concern is also significant.

     The Company believes that recent changes in telecommunications regulation has favorably impacted the Company's business. The Company has initiated an expansion of operations to include a variety of voice and data services requiring certain federal and state licenses and permits. The Company is in the process of applying for various regulatory approvals and permits and anticipates they will be granted on a timely basis. If they are not granted, the Company may have to curtail or delay certain elements of this strategy.

Ongoing Reporting
------------------

     In connection with the consummation of the Share Exchange with Matrix on

December 1, 1997, the Board of Directors of the Company determined to change its fiscal year-end from September 30 to December 31. In addition, because the transaction is treated as the reverse acquisition of the Company by Matrix, future financial reporting by the Company will reflect the historical financial information of Matrix rather than that of AvTel.



ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 1, 1997, the Registrant engaged KPMG Peat Marwick LLP to audit its financial statements for the year ended September 30, 1997. This and certain other changes in the Registrant's accountants were previously reported in Forms 8-K dated October 7, 1997, and December 1, 1997.

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.


                                PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     Directors and Executive Officers. The following table sets forth certain information concerning the directors and executive officers of the
Registrant:

   Name            Age    Director since                 Position
---------------    ---    ----------------  -----------------------------------

Anthony E. Papa     35        1996          Chairman of the Board,
President,

                                            Chief Executive Officer and
Director
James P. Pisani     33        1996          Executive Vice President,
Chief

                                            Operating Officer, Chief Financial
                                            Officer, Secretary and Director
John E. Allen       61        1997          Director

Jeffrey J. Jensen   38        1998          Director

Gregory T. Mutz     51        1997          Director

Virginia A. Baker   49          -           Controller, Chief Accounting Officer

D. Stephen DeWindt  42          -           President - Business Network
                                            Services Division

Frank Dziuba        39          -           Senior Vice President - Software
                                            Development


     Certain biographical information with respect to each of the persons named above is set forth below.

    Anthony E. Papa, age 35, is Chairman of the Board, President and Chief Executive Officer of the Company. Before being elected a Director in October, 1996, Mr. Papa had served as President of ICS Communications, Inc.("ICS"), Richardson, Texas, a national provider of cable television, wireless paging, local and long-distance telephone services from December 1992. Before joining ICS, Mr. Papa served as general manager for Spectradyne, Inc., the largest provider of pay-per-view entertainment and interactive services to the
hospitality industry.   Mr. Papa is a director of International School of
Information Management, Inc., an accredited university and an electronic publisher and provider of electronic services, and a director of ABC-Clio, Inc., an international publisher of historical reference materials for institutions of higher education. Mr. Papa received a B.S. in Management from Iona College, in New Rochelle, New York.

   James P. Pisani, age 33, is Executive Vice-President, Chief Operating Officer, Chief Financial Officer and Secretary of the Company. Prior to being elected a Director of the Company in October 1996, he served as Vice President of Sales and National Accounts for ICS. While at ICS, Mr. Pisani was responsible for that firm's business-to-business and consumer sales activities. Prior to joining ICS, from June 1989 to June 1994, Mr. Pisani served as Vice-President of a national mortgage banking firm serving, primarily, institutional accounts. Mr. Pisani graduated from Princeton University in 1986, with a degree in Economics.

     John E. Allen, age 61, is Vice Chairman of the Boards of Amli Residential Properties Trust and Amli Commercial Properties, LLC, and President of Amli Realty Co. ("AMLI"), a commercial real estate firm, which he co-founded in 1980. Prior to co-founding AMLI, he was a partner at the Chicago law firm of Mayer, Brown & Platt, with which he had been associated since 1964. Mr. Allen is a member of the Board of Directors of UICI, an insurance and financial services company, and Excell Global Services, an owner and operator of telephone call centers. Mr. Allen received a B.S. in Business from Indiana University in 1961 and a J.D. from Indiana University School of Law in 1964.

     Jeffrey J. Jensen, age 38, is the President of CORE Marketing, Inc., ("CORE") which sells Matrix long distance services using direct mail and telemarketing facilities, a position he has held since 1996. From 1989 until its acquisition by CORE in 1996, Mr. Jensen was the President of Specialized Association Services, which was engaged in the same business as CORE. In addition, from 1992 to 1995, Mr. Jensen was a founding partner of Association Dental Plan, which provided discounted dental services to 40,000 members. Mr. Jensen received degrees in Economics and Philosophy from Cornell College, in Mount Vernon, Iowa.

     Gregory T. Mutz, age 51, is chairman of the Boards of Amli Residential Properties Trust, Amli Commercial Properties, LLC, Excell Global Services and AMLI, which he co-founded in 1980. Mr. Mutz is also a Director of Baldwin & Lyons, Inc., a Director of the Illinois Chapter of The Nature Conservancy and a
member of the Board of Visitors at DePauw University.   Prior to co-founding
AMLI, he was an officer with White, Weld & Co., Incorporated (1976-78) and associated with the law firm of Mayer, Brown & Platt (1973-76).
He received a B.A. from DePauw University in 1967 and a J.D. from the University of Michigan law School in 1973. He is also a member of the Urban Land Institute.

      Virginia A. Baker, age 49, is the Controller and Chief Accounting Officer of the Company. Ms. Baker also serves as the Vice President and Treasurer of Matrix. Ms. Baker joined Matrix in October 1993 as Controller, and became Treasurer in January 1995, and Vice President in May 1996. From July 1990 to October 1993, Ms. Baker served as Controller of VarTec Telecom, Inc., a large facility based national long distance provider headquartered in Dallas, Texas. Ms. Baker worked as a CPA from September 1987 to July 1990 for Deloitte and Touche LLP. Ms. Baker joined the Company on December 1, 1997, as a result of the acquisition of Matrix.

      D. Stephen DeWindt, age 42, was appointed President of the Company's Business Network Services Division in January 1997. From September 1995 to September 1996, Mr. DeWindt served as Chairman of the Board and Chief Executive Officer of Ameriquest Inc., a computer wholesale distributor listed on the New York Stock Exchange. From March 1992 to August 1995, he was Co-President of Computer 2000 AG, a computer wholesale distributor based in Germany. Mr. DeWindt received a B.A. in Business Administration from Principia College, Elsah, Illinois, and an M.B.A. from the University of California, Los Angeles.


      Frank Dziuba, age 39, was appointed Senior Vice President, Software Development of the Company in November, 1996, in connection with the Company's acquisition of SBC, which Mr. Dziuba founded in 1995. Prior to 1995, Mr. Dziuba served as senior engineer at various software development firms where he had management responsibility for design and development of several complex software and telecommunications products. Mr. Dziuba was also co-founder and a principal shareholder of one or more of these firms.

    There are no family relationships among the directors or executive officers of the Registrant.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's officers and directors, and persons who own more than ten percent of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to the Registrant, and on written representations that no Forms 5 were required, the Company believes that during the year ended September 30, 1997, the following table reflects all such reports that were not filed on a timely basis:

                                                              Known
                    Number of      Number of      Type of     Failures to file
Name of Person     Late Reports   Transactions    Report(s)   Required Report
---------------    -------------  ------------    ---------   -----------------

Anthony E. Papa         2              6          Form 3/4       None

James P. Pisani         2              2          Form 3/4       None

D. Stephen DeWindt      1              0          Form 3         None

Frank Dziuba            1              1          Form 3         None

Barry A. Peters(1)      2              2          Form 3/4       None
------------------
(1) Mr. Peters was formerly a director and 10% shareholder of the Registrant.



ITEM 10. EXECUTIVE COMPENSATION

     The following table summarizes all compensation paid to the Company's Chief Executive Officer and each other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal year ended September 30, 1997 (the "Named Officers").

                            SUMMARY COMPENSATION TABLE
                            --------------------------

                           Annual Compensation          Long-Term Compensation
                   ------------------------------------ ----------------------
                                                 Other    Awards       Payouts
Name                                            Annual    ---------    -------
and                                             Compen-   Securities   All
Other
Principal            Fiscal                     sation    Underlying
Compensa-
Position              Year    Salary   Bonus     ($)      Options (#)  tion
($)
------------------------------------------------------------------------------

Anthony E. Papa       1997   $140,208    --        --       31,250        --
President and Chief   1996   $ 15,625    --        --         --          --
Executive Officer     1995      --       --        --         --          --

James P. Pisani       1997   $138,780    --        --       31,250        --
Executive Vice        1996   $ 15,625    --        --         --          --
President, Chief      1995      --       --        --         --          --
Operating Officer,
Chief Financial
Officer and Secretary

D. Stephen DeWindt    1997   $ 91,319  $ 1,736     --       50,000        --
President - Business  1996      --       --        --         --          --
Network Services      1995      --       --        --         --          --
Division


Frank Dziuba          1997    $68,333  $39,300     --       43,724        --
Senior Vice Presi-    1996      --       --        --         --          --
dent - Software Dev-  1995      --       --        --         --          --
elopment


     The following table summarizes all option grants to the Named Officers during the year ended September 30, 1997. No stock appreciation rights were granted during such year.


                        OPTION GRANTS IN LAST FISCAL YEAR
                          (Individual Grants)
                   ---------------------------------


                     Number of    % of Total
                     Securities   Options
                     Underlying   Granted to
                     Options      Employees in   Exercise  Expiration
Name                 Granted      Fiscal Year    Price     Date
-------------------  ------------ -------------- --------  --------------

Anthony E. Papa         31,250       14.2%        $3.30    March 4, 2002

James P. Pisani         31,250       14.2%        $3.30    March 4, 2002

D. Stephen DeWindt      12,500        5.6%        $5.00    January 27, 2007
                        31,250       14.2%        $2.50    February 19, 2007
                         6,250        2.8%        $3.00    March 4, 2007

Frank Dziuba             2,274        1.0%        $4.00    November 21, 2006
                         3,500        1.6%        $8.00    November 21, 2006
                         6,700        3.0%       $12.00    November 21, 2006
                        31,250       14.2%        $3.00    March 4, 2007


     The following table provides information with respect to the unexercised stock options during held as of September 30, 1997 by the Named Officers. No stock options were exercised by any of the Named Officers during the year ended
September 30, 1997.


                        SEPTEMBER 30, 1997 OPTION VALUES
                   --------------------------------


                     Number of
                     Securities                  Value of
                     Underlying                  Unexercised
                     Unexercised                 In-the-Money
                     Options at                  Options at
                     September 30, 1997          September 30, 1997 (1)
                     -------------------------   -------------------------

Name                 Exercisable Unexercisable   Exercisable Unexercisable
-------------------  ----------- -------------   ----------- -------------

Anthony E. Papa           0         31,250           $0        $490,625

James P. Pisani           0         31,250           $0        $490,625

D. Stephen DeWindt      6,250       43,750         $87,500     $704,125
Frank Dziuba           12,474       31,250        $119,510     $500,000

-------------------
(1) Calculated on the basis of the fair market value of the Company's common stock on September 30, 1997, minus the exercise price of the options. The closing sale price of the common stock on September 30, 1997 was $19.00 per share.


Compensation of Directors
-------------------------

     Members of the Board of Directors do not currently receive any compensation for their services as directors, and did not receive such compensation during the year ended September 30, 1997. The Company reimburses directors' expenses in connection with their attendance at Board and committee meetings.

Employment Agreements
---------------------

     During the year ended September 30, 1997, the Company had employment agreements in place with each of Messrs. Papa and Pisani. Under these employment agreements, generally, each executive was to be employed for a term commencing in August 1996 and expiring July 31, 1999, subject to certain extension rights. Under the employment agreements, the executives were to be paid an initial base annual salary of $125,000. The agreements provided that this base salary would be increased when the Company either (a) obtained additional debt or equity capital in certain amounts and under certain terms or (b) achieved monthly revenues exceeding certain objectives.

    The agreements provided for incentive bonuses based on the achievement of performance objectives in each fiscal year, which performance objectives were to be established by the Board of Directors at the beginning of each fiscal year. The employment agreements also provided that bonuses of $50,000 would be paid to each executive if, within twelve months following the A.I. Merger, the Company completed a debt or equity financing in certain amounts and under certain terms. Messrs. Papa and Pisani both waived their rights to receive both sets of bonuses.

     The employment agreements further provided that each of the executives would be eligible to receive grants of stock options to acquire shares of Common Stock. See "Option Grants in Last Fiscal Year," above.

     In connection with the execution of the Exchange Agreement, Messrs. Papa and Pisani agreed that, upon the closing of the Share Exchange, their respective employment agreements would be terminated. Accordingly, both employment agreements terminated on December 1, 1997, and Messrs. Papa and Pisani now serve on an "at-will" basis.

     In connection with its acquisition of SBC, the Company entered into an employment agreement with Mr. Dziuba pursuant to which he is employed for a three-year term ending November 21, 1999 at an initial base annual salary of $80,000, subject to increase, if any, as may be determined by the Board of Directors. This agreement also provides, among other things, for Mr. Dziuba to serve as President of SBC, for stock option grants, and an "earn-out" bonus paid to Mr. Dziuba upon satisfaction of certain operational performance objectives. The amounts, if any, due under the special performance bonus, are subject to certain set-off rights of the Company in the event of a breach of certain representations, warranties and agreements relating to its acquisition of SBC. The agreement does not call for any payments as a result of any change in control of the Company.

     The Company is also party to an employment agreement with Mr. DeWindt pursuant to which he is employed for a two-year term ending January 31, 1999, subject to extension. The agreement provides for an annual base salary of $125,000, subject to increase, and for the payment of bonuses based on performance objectives adopted by the Company's Board of Directors. Pursuant to this agreement, Mr. DeWindt was awarded options to 50,000 shares of the Company's common stock. See "Option Grants in Last Fiscal Year," above. The agreement does not call for any payments as a result of any change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock as of December 1, 1997. This information is set forth for (i) each person known to the Registrant to own beneficially more than five percent (5%) of the Registrant's Common Stock, (ii) each of the Registrant's directors and executive officers, and (iii) the executive officers and directors of the Registrant as a group.

Name and Address              Number of Shares
of Beneficial Owner         Beneficially Owned (1)      Percent of Class (1)
--------------------        ----------------------      --------------------

Ronald L. Jensen(2)(3)               2,088,232                    22.3%
4001 McEwen, Suite 200
Dallas, TX 75244

United Group Association,
  Inc.(2)(3)                         2,088,232                    22.3%
4001 McEwen, Suite 200
Dallas, TX 75244

UA Plus, Inc.(2)(3)                  2,088,232                    22.3%
4001 McEwen, Suite 200
Dallas, TX 75244

Janet Jensen Krieger(3)                961,939                    10.3%
9003 Airport Freeway
Fort Worth, TX 76180

Jeffrey J. Jensen(3)                   851,738                     9.1%
2121 Precinct Line Road
Hurst, TX 76054

James J. Jensen(3)                     851,738                     9.1%
6304 Alexandria Circle
Atlanta, GA 30326

Jami J. Jensen(3)                      851,738                     9.1%
1933 Swede Gulch
Golden, CO 80120

Julie J. Jensen(3)                     851,738                     9.1%
1023 15th Street N.W.
Washington, D.C.  20005

Anthony E. Papa                        512,963                     5.5%

James P. Pisani                        506,563                     5.4%

John E. Allen                               --                       *

Gregory T. Mutz                             --                       *
Virginia A. Baker                       53,608                       *

D. Stephen DeWindt (4)                   9,375                       *

Frank Dziuba(5)                         38,724                       *

All directors and executive
  officers as a group (8
  persons)(6)                        1,972,971                   21.0%

* Represents less than 1%


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of the Registrant's Common Stock subject to options held by that person that are exercisable within sixty (60) days following December 1, 1997 are deemed outstanding. However, such shares of the Registrant's Common Stock are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite such shareholder's name. The percentages of beneficial ownership shares in this table are based upon 9,368,584 shares of the Registrant's Common Stock outstanding.

(2) Includes 1,463,693 shares held by United Group Association, Inc., a management company ("UGA"), 222,475 shares held by Ronald L. Jensen and 402,064 shares held by UA Plus, Inc. UGA is wholly-owned by Mr. Jensen. Mr. Jensen is the majority shareholder in UA Plus, Inc. Excludes shares held by Mr. Jensen's adult children, Janet Jensen Krieger, Julie J. Jensen, James J. Jensen, Jami J. Jensen and Jeffrey J. Jensen, and certain employees of companies associated with Mr. Jensen, as to all of which the Registrant understands that Mr. Jensen disclaims beneficial ownership.

(3) Pursuant to the terms of the Registration Rights and Lockup Agreement dated December 1, 1997, these shares may not be sold for two years after December 1, 1997.

(4) Represents shares that may be acquired under options that were exercisable within 60 days of December 1, 1997.

(5) Includes 12,474 shares that may be acquired under options that were exercisable within 60 days of December 1, 1997.

(6) Includes 21,849 shares that may be acquired under options that were exercisable within 60 days of December 1, 1997.

    Of the 207,700 outstanding shares of the Registrant's non-voting Series A Convertible Preferred Stock outstanding at December 1, 1997, 128,850 shares were owned by Tommy Lin and 78,850 shares were owned by Patrick Lin. Tommy Lin and Patrick Lin are brothers. The shares of the Series A Convertible Preferred Stock are currently convertible into shares of the Registrant's Common Stock on a one for one basis.

     The Registrant is not aware of any agreements that could result in any future change in the control of the Registrant.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions - Matrix
-----------------------------

     Dependence on Jensen-Controlled Companies for Marketing Services. Ronald L. Jensen and his adult children (including Jeffrey J. Jensen) own approximately 35% of UICI, a publicly-traded insurance and financial services company. Among other things, UICI's marketing organizations sell Matrix long distance products to their customers. The adult Jensen children own approximately 80% of CORE Marketing, Inc.("CORE"). Director Jeffrey J. Jensen is the President of CORE. CORE sells Matrix long distance services using its direct mail facilities and its telemarketing facilities. UGA, a company owned 100% by Ronald L. Jensen, has provided sales and marketing services to the Company. Effective December 31, 1996, UGA sold its agency force to UICI and its telemarketing and direct mail operations to CORE. Matrix paid sales commissions and related payments to UICI, CORE and UGA, together with certain other affiliated entities (including Best Connections, which was subsequently acquired by Matrix) of $5,335,233 in 1996 and $6,314,878 and $5,108,123 in 1995 and 1994, respectively. For the six months ending June 30, 1997, such payments totaled $782,661. (Amounts shown with respect to Matrix are on a calendar year basis.)

     Network Services From Affiliate of Shareholders. Mr. Jensen and his adult children (including Jeffrey J. Jensen), together with certain other shareholders of the Company, own in the aggregate in excess of 60% of the outstanding shares of Pacific Gateway Exchange, Inc. ("PGE"), a public company. PGE is a provider of international and domestic long distance telephone services. Matrix purchases long distance services from PGE for resale to its customers. Matrix paid PGE $20,527,236 for such services in 1996, and $17,195,182 and $9,259,150 in 1995 and 1994, respectively. For the six months ending June 30, 1997, such payments totaled $5,859,692.

     Loans to Affiliates. During the first six months of 1997, Matrix made a loan to CORE in the total amount of $1,924,303. The loan is due September 1, 1998, and is interest-free.

     Employee Leasing. Matrix leases substantially all of its employees from United Group Service Center, which is affiliated with other entities in which Mr. Jensen and his adult children (including Jeffrey J. Jensen), have controlling interests. Matrix paid United Group Service Center $4,542,007 for such leased employees' services in 1996, and $3,655,712 and $2,442,442 in 1995 and 1994, respectively.

     Conflicts of Interest. As noted above, the Company depends on certain relationships with UICI and CORE. The interests of UICI, CORE and other companies in which Mr. Jensen and his adult children (including Jeffrey J. Jensen), own an interest may conflict with the interest of the Company, including with respect to the amount of compensation payable by the Company and the freedom of Mr. Jensen, his adult children and such companies to engage in other activities, and with respect to any negotiations of, disputes under, or breaches of any such agreements or arrangements.


ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

     (a) The index to the exhibits filed as part of this report is set forth immediately following the financial statements.

     (b) During the quarter ended September 30, 1997, the Company filed a Current Report on Form 8-K dated August 25, 1997. The Current Report contained a description, under the heading of Items 2 and 5, of the amendment to the Exchange Agreement between the Company and Matrix and a press release with respect to the status of the Share Exchange and related transactions. No financial statements were filed as part of the report.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                           AVTEL COMMUNICATIONS, INC.


Dated: January 9, 1998     By /S/ ANTHONY E. PAPA
                         ------------------------
                              Anthony E. Papa,
                              President and Chief Executive Officer


Dated: January 9, 1998     By /S/ JAMES P. PISANI
                         ------------------------
                              James P. Pisani,
                              Chief Operating Officer and
                              Chief Financial Officer
                              (Principal Financial Officer)


Dated: January 9, 1998     By /S/ VIRGINIA A. BAKER
                         ------------------------
                              Virginia A. Baker
                              Controller and Chief Accounting Officer
                              (Principal Accounting Officer)



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 9th day of January, 1998.

                            AVTEL COMMUNICATIONS, INC.


                              By /S/ ANTHONY E. PAPA
                            ------------------------
                              Anthony E. Papa,
                              President and Chief Executive Officer

                              By  /S/ JAMES P. PISANI
                            ------------------------
                              James P. Pisani,
                              Chief Operating Officer and
                              Chief Financial Officer, Director

                              By /S/ VIRGINIA A. BAKER
                            -------------------------
                              Virginia A. Baker
                              Controller and Chief Accounting Officer


                              By /S/ JOHN E. ALLEN
                            -------------------------
                              John E. Allen
                              Director


                              By /S/ JEFFREY J. JENSEN
                            --------------------------
                              Jeffrey J. Jensen
                              Director


                              By /S/ GREGORY T. MUTZ
                            --------------------------
                              Gregory T. Mutz
                              Director

          AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
               (Formerly AvTel Holdings, Inc.)

               Consolidated Financial Statements

                 September 30, 1997 and 1996

          (With Independent Auditors' Report Thereon)

               INDEX TO FINANCIAL STATEMENTS


               AvTel Communications, Inc.
             (Formerly AvTel Holdings, Inc.)

                                                            Page

Independent Auditors' Report                                 35

Consolidated Balance Sheets, September 30, 1997 and 1996     36

Consolidated Statements of Operations For the Year Ended
  September 30, 1997 and the Period from Inception to
  September 30, 1996                                         37

Consolidated Statements of Changes in Stockholders' Equity
  For the Year Ended September 30, 1997 and the Period
  from Inception to September 30, 1996                       38

Consolidated Statements of Cash Flows For the Year Ended
  September 30, 1997 and the Period from Inception to
  September 30, 1996                                         39

Notes to Consolidated Financial Statements                   40

                     INDEPENDENT AUDITORS' REPORT


Board of Directors
Avtel Communications, Inc.
(Formerly AvTel Holdings, Inc.):


We have audited the accompanying consolidated balance sheet of Avtel Communications, Inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avtel Communications, Inc. and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ KPMG PEAT MARWICK LLP

Dallas, Texas
December 5, 1997


          AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
               (Formerly AvTel Holdings, Inc.)
                 Consolidated Balance Sheets
                 September 30, 1997 and 1996

    Assets                                        1997         1996


    Current assets:
      Cash and cash equivalents             $    238,705     985,237
      Accounts receivable (net of
       allowance for doubtful accounts
       of $86,002 in 1997)                       183,008           -
      Other current assets                        38,595           -
            Total current assets                 460,308     985,237

    Fixed assets:
      Computer equipment                         700,140           -
      Office furniture and fixtures               27,549           -
                                                 727,689           -
      Less accumulated depreciation              (86,549)          -
            Net fixed assets                     641,140           -

    Intangible assets:
      Goodwill (less accumulated
       amortization of $104,000)                 667,499           -
            Total assets                   $   1,768,947     985,237

    Liabilities and Stockholders' Equity
    Current liabilities:
      Accounts payable                      $    313,082      92,064
      Accrued liabilities                         26,036       6,024
      Deferred revenue                           179,412           -
      Notes payable                              922,092           -
      Lease obligations - current installments    57,970           -
      Other liabilities                           60,500           -
            Total current liabilities          1,559,092      98,088

    Lease obligations -
      less current installments                   66,106           -
            Total liabilities                  1,625,198      98,088

    Stockholders' equity:
      Series A convertible preferred stock,
        cumulative as to 8% dividends; $.01
        par value (250,000 shares issued and
        outstanding) (liquidation preference
        of $1,080,000 including dividends in
        arrears)                                  2,500    1,000,000
      Common stock $.01 par value (20,000,000
        shares authorized, 1,780,582 shares
        issued and outstanding in 1997)          17,805        3,000
      Additional paid-in capital              2,655,021            -
      Accumulated deficit                    (2,531,577)    (115,851)
            Total stockholders' equity          143,749      887,149
            Total liabilities and
              stockholders' equity        $   1,768,947      985,237




    See accompanying notes to consolidated financial statements.

               AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                    (Formerly AvTel Holdings, Inc.)

                  Consolidated Statements of Operations
    Year ended September 30, 1997 and the period from July 16, 1996
                  (inception) to September 30, 1996


                                                 1997         1996
    Revenues:
      Sales                                  $ 2,346,171             -

    Expenses:
      Cost of sales and operating expenses       557,554             -
      General and administrative               2,456,327       120,664
      Bad debt expense                            70,364             -
      Depreciation and amortization              190,549             -
      Impairment loss                          1,473,550             -
            Total expense                      4,748,344       120,664

    Loss from operations                      (2,402,173)     (120,664)

    Other income (expense):
      Interest income                                  -         4,813
      Interest expense                           (17,573)            -
      Other income                                11,968             -
      Minority interest                           (7,948)            -
            Net other income (expense)           (13,553)        4,813

    Net loss                               $  (2,415,726)     (115,851)

    Proforma net loss per share            $       (1.44)






    See accompanying notes to consolidated financial statements.

                 AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Formerly AvTel Holdings, Inc.)

          Consolidated Statements of Changes in Stockholders' Equity

        Year Ended September 30, 1997 and the period from July 16, 1996
                      (inception) to September 30, 1996



                                                 Additional
               Preferred Stock    Common Stock     paid-in   Accumulated
               Shares   Amount   Shares   Amount   capital     deficit     Total

Balances at
July 16, 1996
(inception)  $       -       -         - $      -        -           -        -

Issuance of
common stock         -       - 4,000,000    3,000        -           -    3,000

Issuance of
preferred
stock        1,000,000 1,000,000       -         -       -           - 1,000,000

Net loss             -         -       -         -       -    (115,851)(115,851)

Balances at
September 30,
1996        1,000,000 $1,000,000 4,000,000 $ 3,000       -    (115,851) 887,149

Retire AvTel
common and
preferred
stock due to
merger with a
subsidiary of
Hi, Tiger (1,000,000)(1,000,000)(4,000,000) (3,000)      -          -(1,003,000)

Reflect new
capitalization
as result of
merger with a
subsidiary of
Hi, Tiger    250,000      2,500  1,063,127  10,631  989,869          - 1,003,000

Acquisition of
Hi, Tiger          -          -    678,325   6,783 1,519,448         - 1,526,231

Issuance of
common stock
for exercise
of options         -          -      1,630      16    10,454         -    10,470

Issuance of
common stock
for acquisitions   -          -     37,500     375   135,250         -   135,625

Net loss           -          -          -       -      - (2,415,726)(2,415,726)

Balances at
September 30,
1997         250,000   $  2,500  1,780,582 $17,805 2,655,021 (2,531,577) 143,749



See accompanying notes to consolidated financial statements.

                   AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                         (Formerly AvTel Holdings, Inc.)

                     Consolidated Statements of Cash Flows

       Year Ended September 30, 1997 and the period from July 16, 1996
                       (inception) to September 30, 1996



                                                     1997            1996

Cash flows from operating activities:
  Net loss                                     $  (2,415,726)      (115,851)
  Adjustments to reconcile net loss to
    net cash used in  operating activities:
      Depreciation and amortization                  190,549              -
      Impairment loss                              1,473,550              -
      Net change in accounts receivable             (108,295)             -
      Net change in accounts payable and
        accrued liabilities                          (39,252)        98,088
      Net change in deferred revenue                  52,202              -
      Net change in other operating assets
        and liabilities                                    9              -
             Net cash used in
               operating activities                 (846,963)       (17,763)

Cash flows from investing activities:
    Capital expenditures                            (265,346)             -
    Cash paid for acquisitions,
      net of cash received                          (357,726)             -
             Net cash used in
               investing activities                 (623,072)             -

Cash flows from financing activities:
    Issuance of preferred stock                            -      1,000,000
    Issuance of common stock                          10,470          3,000
    Payment on notes payable                          (8,769)             -
    Proceeds from notes payable                      750,000              -
    Principal payments on capital leases             (28,198)             -
    Net cash provided by financing activities        723,503      1,003,000

Increase (decrease) in cash                         (746,532)       985,237
Cash and cash equivalents at beginning of period      985,237             -
Cash and cash equivalents at end of period       $    238,705       985,237

Supplemental cash flow information:
  Cash paid for interest                         $      5,777             -


See accompanying notes to consolidated financial statements.

                 AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Formerly AvTel Holdings, Inc.)

                 Notes to Consolidated Financial Statements

                       September 30, 1997 and 1996


(1)    Organization and Business

       AvTel Holdings, Inc. (AvTel Holdings), was formed July 16, 1996.

       On October 23, 1996, AvTel Holdings completed a merger transaction in which it merged with a subsidiary of Hi, Tiger International, Inc.
       (Hi, Tiger). For accounting purposes the merger was treated as a reverse acquisition of Hi, Tiger by AvTel Holdings.
       The merger was effected by the issuance by Hi, Tiger of 1,063,127 shares of common stock and 250,000 shares of convertible preferred stock in exchange for all of AvTel Holding's common and preferred stock then outstanding. Hi, Tiger, the legal acquirer in the merger, changed its name to AvTel Communications, Inc. For accounting purposes, AvTel Communications, Inc. (the Company) is the successor to AvTel Holdings, Inc.

       The Company was formed to be a holding company of nonfacilities based telecommunications carriers, providing an array of broadband network services, focused primarily on the business customer. To date the Company has primarily been an internet service provider.

(2)    Summary of Significant Accounting Policies and Practices

       (a)  Principles of Consolidation

            The consolidated financial statements include the financial statements of Avtel Communications, Inc. and its three wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       (b)  Cash and Cash Equivalents

            For purposes of the statement of cash flows, the Company considers all demand deposits, time deposits, and other investments with a remaining maturity at date of purchase of less than ninety days to be cash equivalents.

       (c)  Revenue Recognition

            Internet service revenue is recognized as service is provided to customers. Amounts paid in advance are recorded as deferred revenue.

       (d)  Property and Equipment

            Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

                 Computer equipment                    4 years
                 Office furniture and fixtures         5-10 years

            Maintenance and repairs are charged against income as incurred, while renewals and major replacements are capitalized. The costs and related accumulated depreciation of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in operations.

       (e)  Income Taxes

            Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that enactment date.

       (f)  Use of Estimates

            Management of the Company has made a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (g)  Accounts Receivable

            Accounts receivable are net of allowances for doubtful accounts. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of subscribers, historical trends and other information.

       (h)  Financial Instruments

            The Company's financial instruments include cash, accounts receivable, accounts payable and accrued expenses. The carrying amount of such financial instruments approximates fair value because of the short maturity of these instruments. Notes payable and lease obligations approximate fair value as interest rates for these liabilities approximated market interest rates.

       (i)  Proforma Net Loss per Common Share

            Proforma net loss per share applicable to common shareholders is computed using the weighted average number of shares outstanding of 1,729,448. For the period prior to the reverse acquisition the number of shares issued to AvTel shareholders in connection with the reverse acquisition was used.

       (j)  Goodwill

            Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 5 years. The Company assesses the recoverability of this intangible asset by determining whether the goodwill balance can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

(3)  Leases

     The Company is obligated under various capital leases for equipment that expire at various dates during the next three years. Amortization of assets held under capital leases of $33,400 in 1997 is included with depreciation expense. The Company also has several noncancelable operating leases, primarily for office and equipment space, that expire over the next four years.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 1997 are:

                                                Capital       Operating
                                                Leases          Leases
        Year ending September 30,
              1998                          $   73,808           92,559
              1999                              64,026           76,579
              2000                               8,615           76,059
              2001                                   -           12,276
                 Total minimum lease payments   146,449       $ 257,473

         Less amount representing interest       22,373
         Present value of minimum lease
           payments                             124,076

         Less current installments of
           obligations under capital leases      57,970

         Obligations under capital leases,
           excluding current installments    $   66,106

     Fixed assets include $168,740 of assets under capital leases.

(4)  Preferred Stock

     The preferred shareholders are entitled to receive preferred and cumulative annual dividends at a rate of $.32 per share and are entitled to a preference, in liquidation in the amount of $4 per share plus accrued and unpaid dividends declared. There were $80,000 and $0 cumulative preferred stock dividends in arrears at September 30, 1997 and 1996, respectively. The preferred stock is convertible, on a one-for-one basis, into shares of Company common stock. The Company has 1,000,000 preferred shares authorized.

(5)  Income Taxes

     The Company has incurred net operating losses for both financial reporting and income tax purposes since inception. As of September 30, 1997, the Company has net operating loss carry forwards for income tax purposes totaling $1,278,000. The net deferred tax asset arising from such net operating loss carry forward and other temporary differences aggregates $554,000 at September 30, 1997. A valuation allowance equal to the deferred tax asset amount has been provided as it cannot be concluded that future realization is more likely than not. Accordingly, the Company incurred no income tax expense or benefit for 1997 and 1996.

(6)  Related Party Transactions

     At September 30, 1997 and 1996, the Company is indebted to shareholders/officers of the Company for the reimbursement of operating expenses and accrued wages totaling $36,458 and $40,883, respectively.

(7)  Contracts

     As of September 30, 1997, the Company had executed employment agreements with its two executive officers. The term of employment is from August 1, 1996 to July 31, 1999 and may be extended at that time. The agreements set forth the executives' compensation and incentive packages. See note 12 for subsequent event affecting such agreements.

(8)  Notes payable

     Notes payable at September 30, 1997 and 1996 consists of the following:

                                          1997            1996
     8.0% (through October 31, 1997
       and 12% thereafter) note
       payable to Matrix Telecom,
       Inc. with  principal and
       interest due December 1,
       1997, secured by all Company
       assets                          $ 761,767               -

     Unsecured note payable due to
       former shareholders of
       WestNet Communications, Inc.
       in installments of $71,674
       on October 15, 1997 and
       $88,651 on February 15, 1998      160,325               -
                                       $ 922,092


(9)  Stock Option Plan

     At the time of the merger of the Company with Hi, Tiger, Hi, Tiger had 75,611 options to purchase its common stock outstanding all of which were 100% vested. As Hi, Tiger was the legal acquirer in the merger such options remained outstanding as of the date of the merger. The Company has succeeded to these stock options.

     During fiscal 1997, the Company adopted its 1997 Incentive Stock Option Plan (the "1997 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The 1997 Plan authorizes grants of options to purchase up to 250,000 shares of authorized but unissued common stock and 125,000 shares of restricted common stock. Stock options are to be granted with an exercise price greater than or equal to the stock's fair market value at the date of grant. Options generally vest 25% after one year and 25% each year thereafter until fully vested. Such options typically expire after ten years.

     The Company's Board of Directors granted, pursuant to its 1997 Plan a total of 219,875 stock options which are exercisable at $2.48 to $12.00 per share.

     Stock option activity is as follows:

                                              Number of         Average
                                              Options            Price

     Outstanding at date of merger               75,611           2.44

     Granted during year                        219,875           4.00
     Canceled                                   (18,238)          4.52
     Exercised                                   (1,630)          6.44

     Outstanding as of September 30, 1997       275,618           3.48

     The per share weighted-average fair value of stock options granted during 1997 was $0.61 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 53.5%, risk-free interest rate of 5.98%, and an expected life of 10 years.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options issued to employees in the financial statements.
     Had the Company determined compensation cost based on the fair value at the grant date for its stock options issued to employees under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                             September 30,
                                                 1997

     Net loss - as reported                  (2,415,726)
     Net loss - Pro form                     (2,516,077)



      Pro forma net loss reflects only options granted in 1997.
      Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

      At September 30, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $.04 to $12.00 and 6.9 years, respectively.

(10)  Non-Cash Financing Activities

      A capital lease obligation of $5,289 was incurred in 1997 when the Company entered into a lease for computer equipment.

(11)  Acquisitions

      As indicated in note 1, on October 23, 1996, the Company effectively acquired Hi, Tiger through a reverse acquisition.
      The transaction has been accounted for as a purchase. Accordingly, assets and liabilities of Hi, Tiger were reflected at their fair value at the date of the merger. Values assigned to the net assets of Hi, Tiger at date of acquisition were based on the market value of Hi, Tiger common stock at that date. The underlying fair value of Hi, Tiger net assets including goodwill was substantially less than the indicated market value of Hi, Tiger common stock and accordingly the resulting goodwill was immediately written off as a charge to income.

      On November 22, 1996, the Company completed the acquisition of Silicon Beach Communications, Inc. ("SBC"). The acquisition was structured as a purchase in which the Company acquired all of the issued and outstanding stock in SBC in exchange for 28,750 shares of its Common Stock. In addition a total of $237,500 in contingent consideration is to be paid if certain conditions exist. All such consideration was recorded at acquisition date as it was probable that such consideration would be paid. This transaction has been accounted for as a purchase. Accordingly, assets and liabilities of SBC were reflected at their fair values.

      On February 2, 1997, the Company completed, through a subsidiary, the acquisition of WestNet Communications, Inc. ("WNC"). The acquisition was structured as a stock purchase in which the Company acquired all of the issued and outstanding stock of WNC in exchange for $140,226, 8,750 shares of the Company's common stock and promissory note of $160,325. The transaction has been accounted for as a purchase. Accordingly, assets and liabilities of WNC were reflected at their fair value.

      In March, 1997, the Company acquired the 20% minority interest in The Friendly Net LLC. from Tree of Stars, Inc. ("TOSI"). The acquisition was facilitated by a payment of $10,000 by the Company and a $20,000 short term loan. In addition, a loan payable to TOSI's president and principal shareholder in the amount of $40,900 was discounted to zero. The note payable was in consideration for previous consulting services performed by the TOSI's president.

      In connection with the above acquisitions, the following assets were acquired, liabilities assumed, and common stock issued:

           Accounts receivable and
             other current assets                 $ 114,051
           Fixed assets                             443,881
           Goodwill                               2,261,988
           Current liabilities                     (653,353)
           Long-term liabilities                   (146,985)
           Common stock issued                   (1,661,856)
                                                   $357,726

     On a pro forma basis revenues for the Company as if each acquisition had been combined with the Company as of October 1, 1996 would be $2,868,931 (unaudited). Results of operations would not have been significantly different from historical results.

(12)  Subsequent Events

      On December 1, 1997, the Company and Matrix Telecom, Inc.
      (Matrix) completed a share for share exchange pursuant to a stock exchange agreement, dated April 29, 1997 as subsequently amended (the "Share Exchange"). For accounting purposes the Share Exchange was treated as a reverse acquisition of the Company by Matrix. The Company was the legal acquirer and accordingly, the Share Exchange was effected by the issuance of Company common stock in exchange for all of the common stock then outstanding of Matrix. In addition, holders of outstanding Matrix stock options received non-qualified stock options of the Company.

      The consummation of the Share Exchange was subject to the satisfaction of several conditions. These included the reincorporation of the Company (then a Utah corporation; "AvTel Utah") in Delaware by way of a merger (the "Reincorporation Merger") with and into AvTel Communications, Inc., a Delaware corporation, a wholly-owned subsidiary formed for the sole purpose of this merger.
      As part of the merger, the Company (the surviving Delaware corporation) issued to its stockholders one share of new Delaware Common Stock for each four shares of AvTel-Utah's Common Stock outstanding immediately prior to the Reincorporation Merger.
      The Company's Series A Convertible Preferred Stock and its outstanding options were similarly adjusted. Accordingly, the Reincorporation Merger essentially effected a one to four reverse stock split of the Company's shares (the "Reverse Stock Split").
      All share and option numbers and prices set forth herein have been adjusted to reflect the Reverse Stock Split.

      In connection with the execution of the Share Agreement, the Company's two executive officers agreed that their respective employment agreements would be terminated and would no longer be in force. Additionally, both executive officers agreed that they will not be entitled to receive guaranteed bonuses.

                         EXHIBIT INDEX

Exhibit
Number           Title of Document                             Page Number
-------          --------------------------------------------  -----------

2.1 Acquisition Agreement, dated as of August 30, 1996, by and among Hi-Tiger International, Inc., a Utah corporation, AvTel Communications, Inc., a Utah corporation, and AvTel Holdings, Inc., a California corporation. (Incorporated by reference to Exhibit A to Registrant's Information Statement on Schedule 14C dated October 2, 1996).

2.2 Amendment No. 1 to Acquisition Agreement, dated October 22, 1996, among Hi-Tiger International, Inc., AvTel
     Communications, Inc.     and AvTel Holdings, Inc.
     (Incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated October 23, 1996).

2.3  Agreement and Plan of Reorganization, dated November 20,
     1996 between the Registrant and Silicon Beach
     Communications, Inc. (Incorporated by reference to Exhibit 10.04 to Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1996).

2.4 Stock Purchase Agreement, dated as of February 1, 1997, by and among the Registrant, Hi, Tiger, Inc., WestNet Communications, Inc., Theodore E. Padova, Howard M. Tamaroff and Christiana G. Bryson, Hallas Color Photo Lab, Inc., dba Image Source, Inc., Joseph P. and Lisa Gerardin, James D. Hennigan, Kathleen Sweeney Jonsson and Alan J. Noelle. (Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated February 21, 1997).

2.5 Stock Exchange Agreement, dated as of April 29, 1997, by and between the Registrant and Matrix Telecom, Inc.
     (Incorporated by reference to Exhibit 2 to Registrant's
     Current Report on Form 8-K dated April 30, 1997).

2.6  Amendment to Stock Exchange Agreement, dated as of August
     25, 1997, by and between AvTel Communications, Inc. and
     Matrix Telecom, Inc. (Incorporated by reference to
     Exhibit 2 to Registrant's Current Report on Form 8-K dated
     August 25, 1997).

2.7  Agreement and Plan of Merger, dated as of October 3,              51
     1997, between Avtel Communications, Inc., a Delaware corporation and Avtel Communications, Inc., a Utah corporation.

3.1  Certificate of Incorporation of the Registrant.                   58

3.2  Bylaws of the Registrant.                                         70

10.1 Rights Agreements dated October 23, 1996, between the Registrant and holders of the Registrant's Series
     A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.2 to Registrant's Current
     Report on Form 8-K dated October 23, 1996).

10.2 Employment Agreement, dated as of August 1, 1996, between the Registrant and Anthony E. Papa. (Incorporated by reference to Exhibit 10.01 to Registrant's Annual
     Report on Form 10-KSB for the year ended September
     30, 1996).

10.3 Employment Agreement, dated as of August 1, 1996, between the Registrant and James P. Pisani. (Incorporated by reference to Exhibit 10.01 to Registrant's Annual
     Report on Form 10-KSB for the year ended September
     30, 1996).

10.4 Employment Agreement, dated as of November 20, 1996,              97
     between the Registrant and Frank Dziuba.

10.5 Employment Agreement, dated as of January 27, 1997,              102
     between the Registrant and D. Stephen DeWindt, as amended.

10.6 1997 Stock Incentive Plan. (Incorporated by reference to Exhibit A to the Registrant's definitive
     Proxy Statement on Schedule 14A dated January 8, 1997.)

10.7 Registration Rights and Lockup Agreement dated dated December 1, 1997, between the Registrant and Matrix Telecom, Inc., on behalf of the stockholders of Matrix, (Incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated December 1, 1997).

23.1 Consent of KMPG Peat Marwick LLP.                                117

23.2 Consent of MacFarlane, Faletti & Co. LLP.                        118

27   Financial Data Schedule.                                         119

                         EXHIBIT 2.7

                   AGREEMENT AND PLAN OF MERGER

                                OF

                    AVTEL COMMUNICATIONS, INC,
                      a Delaware corporation

                               AND

                   AVTEL COMMUNICATIONS, INC.,
                        a Utah Corporation


     THIS AGREEMENT AND PLAN OF MERGER, dated as of October 3, 1997, (the "Agreement") is between AVTEL COMMUNICATIONS, INC., a Delaware corporation ("AvTel-Delaware") and AVTEL COMMUNICATIONS, INC., a Utah corporation ("AvTel-Utah"). AvTel-Delaware and AvTel-Utah are sometimes referred to herein as the "Constituent Corporations".

                             RECITALS

     A. AvTel-Delaware is a corporation duly organized and existing under the laws of the State of Delaware and has an authorized capital stock of 21,000,000 shares, 20,000,000 of which are designated "Common Stock", par value $.01 per share, and 1,000,000 of which are designated "Preferred Stock", par value $.01 per share, 250,000 of which have been designated Series A Convertible Preferred Stock. As of the date of this Agreement, 100 shares of Common Stock of AvTel-Delaware are issued and outstanding, all of which are held by AvTel-Utah. No shares of Preferred Stock of AvTel-Delaware are issued and outstanding.

     B. AvTel-Utah is a corporation duly organized and existing under the laws of the State of Utah and has an authorized capital stock of 55,000,000 shares, 50,000,000 of which are designated "Common Stock", 5,000,000 of which are designated "Preferred Stock", and 1,000,000 of which have been designated Series A Convertible Preferred Stock. As of the date of this Agreement, 7,142,327 shares of Common Stock of AvTel-Utah are issued and outstanding, and 1,000,000 shares of Series A Convertible Preferred Stock of AvTel-Utah are issued and outstanding.

     C. The Board of Directors of AvTel-Utah has determined that, for the purpose of effecting the reincorporation of AvTel-Utah in the State of Delaware, it is advisable and in the best interests of AvTel-Utah that AvTel-Utah merge with and into AvTel-Delaware upon the terms and conditions herein provided.

     D. The respective Boards of Directors of AvTel-Delaware and AvTel-Utah have approved this Agreement and have directed that this Agreement be submitted to a vote of their respective sole stockholder and shareholders, and executed by the undersigned officers.

     E.   AvTel-Delaware is a wholly owned subsidiary of AvTel-Utah.

     NOW, THEREFORE, in consideration of the mutual agreements and covenants set forth herein, AvTel-Delaware and AvTel-Utah hereby agree, subject to the terms and conditions hereinafter set forth, as follows:

                            AGREEMENT

     1.   MERGER

          1.1 Merger. In accordance with the provisions of this Agreement, the Delaware General Corporation Law and the Utah Revised Business Corporation Act, AvTel-Utah shall be merged with and into AvTel-Delaware (the "Merger"), the separate existence of AvTel-Utah shall cease and AvTel-Delaware shall be, and is herein sometimes referred to as, the "Surviving Corporation" and the name of the Surviving Corporation shall be "AvTel Communications, Inc."

          1.2 Filing and Effectiveness. The Merger shall become effective when the following actions shall have been completed:

               A. This Agreement and the Merger shall have been adopted and approved by the shareholders of AvTel-Utah and the sole stockholder of AvTel-Delaware in accordance with the requirements of the Delaware General Corporation Law and the Utah Revised Business Corporation Act;

               B. All of the conditions precedent to the consummation of the Merger specified in this Agreement shall have been satisfied or duly waived by the party entitled to satisfaction thereof;

               C. An executed Certificate of Merger or an executed counterpart of this Agreement meeting the requirements of the Delaware General Corporation Law shall have been filed with the Secretary of State of the State of Delaware; and

               D. Executed Articles of Merger or an executed counterpart of this Agreement meeting the requirements of the Utah Revised Business Corporation Act shall have been filed with the Secretary of State of the State of Utah.

          The date and time when the Merger shall become effective, as aforesaid, is herein called the "Effective Date of the Merger".

          1.3 Effect of the Merger. Upon the Effective Date of the Merger, the separate existence of AvTel-Utah shall cease and AvTel-Delaware, as the Surviving Corporation shall (i) continue to possess all of its assets, rights, powers and property as constituted immediately prior to the Effective Date of the Merger, (ii) be subject to all actions previously taken by its and

AvTel-Utah's Board of Directors, (iii) succeed, without other transfer, to all of the assets, rights, powers and property of AvTel-Utah, including all shares of any subsidiary held by AvTel-Utah, in the manner more fully set forth in
Section 259 of the Delaware General Corporation Law, (iv) continue to be subject to all of the debts, liabilities and obligations of AvTel-Delaware as constituted immediately prior to the Effective Date of the Merger, and (v) succeed, without other transfer, to all of the debts, liabilities and obligations of AvTel-Utah in the same manner as if AvTel-Delaware had itself incurred them, all as more full provided under the applicable provisions of the Delaware General Corporation Law and the Utah Revised Business Corporation
Act.

     2.   CHARTER DOCUMENTS, DIRECTORS AND OFFICERS

          2.1 Certificate of Incorporation. The Certificate of Incorporation of AvTel-Delaware as in effect immediately prior to the Effective Date of the Merger shall continue in full force and effect as the Certificate of Incorporation of the Surviving Corporation until duly amended in accordance with the provisions thereof and applicable law.

          2.2 Bylaws. The Bylaws of AvTel-Delaware as in effect immediately prior to the Effective Date of the Merger shall continue in full force and effect as the Bylaws of the Surviving Corporation until duly amended in accordance with the provisions thereof and applicable law.

          2.3 Directors and Officers. The directors and officers of AvTel-Utah immediately prior to the Effective Date of the Merger shall be the directors and officers of the Surviving Corporation until their successors shall have been duly elected and qualified or until as otherwise provided by law, or by the Certificate of Incorporation or the Bylaws of the Surviving Corporation.

     3.   MANNER OF CONVERSION OF STOCK

          3.1 AvTel-Utah Common Shares. Upon the Effective Date of the Merger, each share of AvTel-Utah Common Stock issued and outstanding immediately prior to the Merger shall, by virtue of the Merger and without any action by the Constituent Corporations, the holder of such shares or any other person, be converted into and exchanged for one-quarter (1/4) of a fully paid and nonassessable share of Common Stock, par value $0.01 per share, of the Surviving Corporation. No fractional share interests of the Surviving Corporation's Common Stock shall be issued but shall, instead, be paid in cash or check by AvTel-Delaware to the holder of such shares in that amount equal to the fair market value of such fractional share.

          3.2 AvTel-Utah Preferred Shares. Upon the Effective Date of the Merger, each share of Series A Convertible Preferred Stock of AvTel-Utah, par value $1.00 per share, issued and outstanding immediately prior to the Merger shall, by virtue of the Merger and without any action by the Constituent Corporations, the holder of such shares or any other person, be converted into or exchanged for one-quarter (1/4) fully paid and nonassessable share of Series A Convertible Preferred Stock of the Surviving Corporation, par value $0.01 per share. The rights, preferences and privileges of the Series A Convertible

Preferred Stock of the Surviving Corporation are as set forth in the Certificate of Incorporation of the Surviving Corporation. No fractional share interests of the Surviving Corporation's Preferred Stock shall be issued but shall, instead, be paid in cash or check by AvTel-Delaware to the holder of such share in that amount equal to the fair market value of such fractional share.

          3.3  AvTel-Utah Stock Option Plans.

               A. Upon the Effective Date of the Merger, the Surviving Corporation shall assume the obligations of AvTel-Utah under The AvTel Communications, Inc., 1997 Stock Option Plan (the "1997 Plan") and shall assume the obligations of AvTel-Utah with respect to each unexpired and unexercised option to purchase shares of Common Stock of AvTel-Utah that was granted outside any stock option plan and was outstanding immediately prior to the Merger ("Outside Option"). Each outstanding and unexercised option to purchase one (1) share of Common Stock of AvTel-Utah pursuant to the 1997 Plan or pursuant to an Outside Option (an "Option") shall be converted into, subject to the provisions in paragraph (B) of this Section 3.3, an option to purchase one-quarter (1/4) share of the Surviving Corporation's Common Stock (a "New Option") on the same terms as provided in the 1997 Plan and the related stock option agreement evidencing such option or the stock option agreement evidencing the applicable Outside Option, provided, however, that the exercise price for such New Option shall be equal to four times the exercise price stated in the agreement evidencing such Option.

               B. Following the Effective Date of the Merger, the number of shares of the Surviving Corporation's Common Stock to which an Option holder would be otherwise entitled upon exercise of an assumed Option shall be rounded down to the nearest whole number. In addition, no "additional benefits" (within the meaning of Section 424(a)(2) of the Internal Revenue Code of 1986, as amended) shall be accorded to the optionees pursuant to the assumption of their options.

          3.4 AvTel-Delaware Common Stock. Upon the Effective Date of the Merger, each share of Common Stock, par value $0.01 per share, of AvTel-Delaware issued and outstanding immediately prior thereto shall, by virtue of the Merger and without any action by AvTel-Delaware, the holder of such shares or any other person, be canceled and returned to the status of authorized but unissuedshares.

          3.5 Exchange of Certificates. After the Effective Date of the Merger, each holder of an outstanding certificate representing shares of AvTel-Utah Common Stock or Preferred Stock may be asked to surrender the same for cancellation to an exchange agent, whose name will be delivered to holders prior to any requested exchange (the "Exchange Agent"), and each such holder shall be entitled to receive in exchange therefor a certificate or certificates representing the number of shares of the Surviving Corporation's Common Stock or Preferred Stock, as the case may be, into which the surrendered shares were converted as herein provided. Until so surrendered, each outstanding certificate theretofore representing shares of AvTel-Utah Common Stock or

Preferred Stock shall be deemed for all purposes to represent the number of shares of the Surviving Corporation's Common Stock or Preferred Stock, respectively, into which such shares of AvTel-Utah Common Stock or Preferred Stock, as the case may be, were converted in the Merger.

               The registered owner on the books and records of the Surviving Corporation or the Exchange Agent of any such outstanding certificate shall, until such certificate shall have been surrendered for transfer or conversion or otherwise accounted for to the Surviving Corporation or the Exchange Agent, have and be entitled to exercise any voting and other rights with respect to and to receive dividends and other distributions upon the shares of Common Stock or Preferred Stock of the Surviving Corporation represented by such outstanding certificate as provided above.

               Each certificate representing Common Stock or Preferred Stock of the Surviving Corporation so issued in the Merger shall bear the same legends, if any, with respect to the restrictions on transferability as the certificate of AvTel-Utah so converted and given in exchange therefore, unless otherwise determined by the Board of Directors of the Surviving Corporation in compliance with applicable laws, or other such additional legends as agreed upon by the holder and the Surviving Corporation.

               If any certificate for shares of AvTel-Delaware stock is to be issued in a name other than that in which the certificate surrendered in exchange therefor is registered, it shall be a condition of issuance thereof that the certificate so surrendered shall be properly endorsed and otherwise in proper form for transfer, that such transfer otherwise be proper and comply with applicable securities laws and that the person requesting such transfer pay to the Exchange Agent any transfer or other taxes payable by reason of issuance of such new certificate in a name other than that of the registered holder of the certificate surrendered or establish to the satisfaction of AvTel-Delaware that such tax has been paid or is not payable.

     4.   GENERAL

          4.1 Covenants of AvTel-Delaware. AvTel-Delaware covenants and agrees that it will, on or before the Effective Date of the Merger, take such actions as may be required by the Utah Revised Business Corporation Act.

          4.2 Further Assurances. From time to time, as and when required by AvTel-Delaware or by its successor or assigns, there shall be executed and delivered on behalf of AvTel-Utah such deeds and other instruments, and there shall be taken or caused to be taken by it such further and other actions as shall be appropriate or necessary in order to vest or perfect in or conform of record or otherwise by AvTel-Delaware the title to and possession of all the property, interests, assets rights, privileges, immunities, powers, franchises and authority of AvTel-Utah and otherwise to carry out the purposes of this Agreement, and the officers and directors of AvTel-Delaware are fully authorized in the name and on behalf of AvTel-Utah or otherwise to take any and all such action and to execute and deliver any and all such deeds and other instruments.

          4.3  Abandonment.  At any time before the Effective Date of the

Merger, this Agreement may be terminated and the Merger may be abandoned for any reason whatsoever by the Board of Directors of either AvTel-Utah or of AvTel-Delaware, or of both, notwithstanding the approval of this Agreement by the shareholders of AvTel-Utah or the sole stockholder of AvTel-Delaware.

          4.4 Amendment. The Boards of Directors of the Constituent Corporations may amend this Agreement at any time prior to the filing of this Agreement (or certificate in lieu thereof) with the Secretary of State of the State of Delaware, provided that an amendment made subsequent to the adoption of this Agreement by the stockholders of either Constituent Corporation shall not:
(i) alter or change the amount or kind of shares, securities, cash, property and/or rights to be received in exchange for or on conversion of all or any of the shares of any class or series thereof of such Constituent Corporation, (ii) alter or change any term of the Certificate of Incorporation of the Surviving Corporation to be effected by the Merger, or (iii) alter or change any of the terms and conditions of this Agreement if such alteration or change would adversely affect the holders of any class or series of capital stock of any Constituent Corporation.

          4.5 Registered Office. The registered office of the Surviving Corporation in the State of Delaware is 1209 Orange Street, Wilmington, Delaware 19801 and The Corporation Trust Company is the registered agent of the Surviving Corporation at such address.

          4.6 Agreement. Executed copies of this Agreement will be on file at the principal place of business of the Surviving Corporation at 130 Cremona Drive, Santa Barbara, California 93111 and copies thereof will be furnished to any stockholder of either Constituent Corporation, upon request and without cost.

          4.7 Governing Law. This Agreement shall in all respects be construed, interpreted and enforced in accordance with and governed by the laws of the State of Delaware and, so far as applicable, the merger provisions of the Utah Revised Business Corporation Act.

          4.8 Counterparts. In order to facilitate the filing and recording of this Agreement the same may be executed in any number of counterparts, each of which shall be deemed to be an original and all of which together shall constitute one and the same instrument.


     IN WITNESS WHEREOF, this Agreement having first been approved by the resolutions of the Board of Directors of AvTel-Delaware and AvTel-Utah is hereby executed on behalf of each of such two corporations and attested by their respective officers thereunto duly authorized.

                              AVTEL COMMUNICATIONS, INC.,
                               a Delaware corporation


                              By  /s/ ANTHONY E. PAPA
                                    ------------------------------
                                    Anthony E. Papa, President

ATTEST:


/s/  JAMES P. PISANI
----------------------------
James P. Pisani, Secretary




                              AVTEL COMMUNICATIONS, INC.,
                               a Utah corporation


                              By  /s/ ANTHONY E. PAPA
                                    ------------------------------
                                    Anthony E. Papa, President

ATTEST:


/s/  JAMES P. PISANI
----------------------------
James P. Pisani, Secretary

                         EXHIBIT 3.1



                   CERTIFICATE OF INCORPORATION

                                OF

                   AVTEL COMMUNICATIONS, INC..


                            ARTICLE I.

     The name of the Corporation is AVTEL COMMUNICATIONS, INC.

                           ARTICLE II.

     The address of the Corporation's registered office in the State of Delaware is 1209 Orange Street, City of Wilmington, County of Newcastle, Delaware 19805. The name of its registered agent at such address is The Corporation Trust Company.

                           ARTICLE III.

     The nature of the business or purposes to be conducted or promoted is to engage in any lawful act or activity for which corporations may be organized under the Delaware General Corporation Law.

                           ARTICLE IV.

     The Corporation is authorized to issue two classes of stock, designated common and preferred, respectively. The total number of shares of all classes of stock which the Corporation has authority to issue is 21,000,000, consisting of 20,000,000 shares of common stock, par value $0.01, and 1,000,000 shares of preferred stock, par value $0.01. As to the preferred stock of the Corporation, 250,000 shares shall be designated as "Series A Convertible Preferred Stock" with the preferences, limitations and rights set forth hereunder.

     The Board of Directors may amend these Articles of Incorporation to do any of the following:

          a. designate in whole or in part, the preferences, limitations and relative rights, within the limits set forth in the Delaware General Corporation Law, of any class of shares, before the issuance of any shares of that class;

          b.  create one or more series within a class of shares, fix
      the number of shares of each such series, and designate, in whole or part the preferences, limitations and relative rights of the series within the limits set forth in the Delaware General Corporation Law, all before the issuance of any shares of that series;

          c. alter or revoke the preferences, limitations and relative rights granted to or imposed upon any wholly unissued class of shares or any wholly unissued series of any class of shares; or

          d. increase or decrease the number of shares constituting any series, the number of shares of which was originally fixed by the Board either before or after the issuance of shares of the series, provided that the number may not be decreased below the number of shares of the series then outstanding, or increased above the total number of authorized shares of the applicable class of shares available for designation as part of the series.

          Designation of First Series of Preferred Stock

     The first series of preferred stock is hereby designated AvTel Communications, Inc. Series A Convertible Preferred Stock ("Series A Convertible Preferred Stock"). The number of shares constituting Series A Convertible Preferred Stock shall be 250,000.

     1. General Definitions. For purposes of designating the preferences, privileges, restrictions and rights of the Series A
Convertible Preferred Stock, the following definitions shall apply:

          1.1 "Board of Directors" shall mean the Board of Directors of the Corporation.

          1.2 "Business Day" shall mean any day other than Saturdays, Sundays or other days on which commercial banks are authorized or required to close in the State of Delaware.

          1.3 "Common Stock" shall refer to the Common Stock of the Corporation.

          1.4 "Distribution" shall mean the transfer of cash or property without consideration, whether by way of dividend or otherwise, or the purchase or redemption of shares of this Corporation for cash or property, including any such transfer, purchase or redemption by a Subsidiary of this Corporation.

          1.5  "Issuance Date" shall mean July 31, 1996.

          1.6 "Junior Shares" shall mean all Common Stock and any other shares of this Corporation other than the Series A Convertible Preferred Stock.

          1.7 "Person" means a corporation, an association, a trust, a partnership, a joint venture, an organization, a business, an individual, a government or political subdivision thereof or a governmental body.

          1.8 "Public Offering" with respect to any securities means the registration of such securities under the Securities Act, under a firm commitment underwriting, for sale to the public.

          1.9 "Securities Act" shall mean the Securities Act of 1933, as amended, or any similar successor federal statute and the rules and regulations thereunder, all as may be in effect from time to time.

          1.10 "Subsidiary" shall mean any corporation at least 50% of whose outstanding voting shares shall at the time be owned by the Corporation or by one or more of such subsidiaries.


     2.   Dividend Rights of Preferred Stock.  The holders of the
Series A Convertible Preferred Stock shall be entitled to receive, out of any funds legally available therefor, cumulative dividends, on each outstanding share of Series A Convertible Preferred Stock, at the rate of eight percent (8.0%) of the Liquidation Preference (as defined below, prior to any increase for declared but unpaid dividends) of the Series
A Convertible Preferred Stock per annum per share, on each outstanding share of Series A Convertible Preferred Stock, and no more, payable prior and in preference to any payment of any dividend on, or other distribution with respect to, Junior Shares and payable semi-annually, commencing one hundred eighty (180) days from the Issuance Date, from funds legally available therefor. Such dividends shall accrue from the date of issuance whether or not earned so that no dividends (other than those payable solely in Common Stock) shall be made with respect to Junior Shares until cumulative dividends on the Series A Convertible Preferred Stock for all past dividend periods and for the then current six-month dividend period shall have been declared and paid or set apart. Such dividends shall be payable to holders of record of shares of Series A Convertible Preferred Stock as of a record date, determined by the Board of Directors, which shall be not more than thirty (30) days prior to the dividend payment date. Other than with respect to the dividends paid on the Series A Convertible Preferred Stock which represent payment of cumulative dividends thereon for all past dividend periods and for the then current six-month dividend period, no dividend shall be declared, paid on or set apart for the outstanding shares of Series A Convertible Preferred Stock. The holders of at least 50% of the Series A Convertible Preferred Stock may at any time by written consent waive payment of any accumulated but unpaid dividends with respect to such Series A Convertible Preferred Stock or eliminate any requirement to declare, pay, set apart or accumulate any dividends with respect to such Series A Convertible Preferred Stock.

     3.   Restriction on Dividend Rights of Junior Shares.   No
dividend or other Distribution (other than those payable solely in

Common Stock) shall be declared or paid with respect to Junior Shares while any shares of Series A Convertible Preferred Stock are outstanding without the vote or written consent by the holders of at least 50% of the outstanding shares of Series A Convertible Preferred Stock.

     4.   Liquidation Rights of Series A Convertible Preferred Stock.
In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of the Series A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of Junior Shares by reason of their ownership of such stock, an amount (the "Liquidation Preference") equal to the sum of $4.00 for each share of Series A Convertible Preferred Stock then held by them and, in addition, an amount equal to all declared but unpaid dividends, if any, on the Series A Convertible Preferred Stock. If the assets and funds thus distributed among the holders of the Series A Convertible Preferred Stock shall be insufficient to permit the payment to such holders of the aggregate Liquidation Preference payable to such holders, then the entire assets and funds of the Corporation legally available for distribution shall be distributed among the holders of the Series A Convertible Preferred Stock, pro rata among the holders of such Series A Convertible Preferred Stock according to the number of shares held by each such holder. After payment to the holders of Series A Convertible Preferred Stock of the Liquidation Preference as aforesaid, the entire assets and funds of the Corporation legally available for distribution, if any, shall be distributed among the holders of the Junior Shares.

     5. Redemption. The Corporation may, from funds legally available therefore, redeem all or any part of the outstanding Series A Convertible Preferred Stock as follows:

          5.1 Redemption After Second Anniversary. After the second anniversary of the Issuance Date, the Corporation may redeem, at any time, and from time to time, after the second anniversary of the Issuance Date, all or any part, but if less than all, not less than 25%, of the Series A Convertible Preferred Stock outstanding. Any redemption effected pursuant to this Section 5 shall be made on a pro-rata basis among the holders of Series A Convertible Preferred Stock in proportion to the Shares of Series A Convertible Preferred Stock then held by them.

          5.2 Redemption Price. The Corporation may redeem shares of Series A Convertible Preferred Stock pursuant to Section 5.1 above by paying in cash therefore an amount (the "Redemption Price") equal to the Liquidation Preference per share of Series A Convertible Preferred Stock.

          5.3 Redemption Notice. In order to effect a redemption pursuant to Section 5.1 above, the Corporation shall, by written notice (herein the "Redemption Notice"), mailed first class postage prepaid, to each holder of record (at the close of business on the Business Day immediately preceding the day on which notice is given) of a Series A Convertible Preferred Stock to be redeemed, at the address shown on the records of the Corporation for such holder, notify such holder of the redemption to be effected. Such Redemption Notice shall specify the number of shares of Series A Convertible Preferred Stock to be redeemed from such holder, the Redemption Price, the place at which payment may be obtained and calling upon such holder to surrender to the Corporation, in the manner and at the place designated, and a date (herein the "Delivery Date") which shall not be less than forty-five
(45) days nor more than sixty (60) days following the date of such Redemption Notice, his certificate or certificates representing the shares to be redeemed. On or before the Delivery Date, each holder of Series A Convertible Preferred Stock to be redeemed shall surrender to the Corporation a certificate or certificates representing such shares, in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price of such shares shall be payable to the order of the Person whose name appears on such certificate or certificates as the owner thereof, any surrendered certificate shall be canceled. In the event that less than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares.

          5.4  Continuing Rights of Series A Convertible Preferred
Stock Following Redemption. From and after the Delivery Date, unless there shall have been a defaulted payment of the Redemption Price, all rights of the holders of shares of Series A Convertible Preferred Stock designated for redemption and the Redemption Notice as holders of Series A Convertible Preferred Stock (except the right to receive the Redemption Price without interest upon surrender of their certificate or certificates) shall cease with respect to such shares, and such shares shall not thereafter be transferred on the books of the Corporation or be deemed to be outstanding for any purpose whatsoever. If the funds of the Corporation are legally available for redemption of shares of Series A Convertible Preferred Stock on the Delivery Date and are not sufficient to redeem the total number of shares of Series A Convertible Preferred Stock deemed redeemed on such date, those funds which are legally available will be used to redeem the maximum possible number of such shares, ratably from the holders of such shares to be redeemed, based upon their holdings of Series A Convertible Preferred Stock. The shares of Series A Convertible Preferred Stock not redeemed shall remain outstanding and entitled to the rights and preferences provided herein and shall no longer be considered as having been designated for redemption in the relevant Redemption Notice.

          5.5 Deposit of Redemption Price. On or prior to each Delivery Date, the Corporation shall deposit the Redemption Price of all shares of Series A Convertible Preferred Stock designated for redemption in the Redemption Notice and not yet redeemed with a bank or trust corporation having aggregate capital and surplus in excess of $10,000,000 as a trust fund for the benefit of the respective holders in shares designated for redemption and not yet redeemed, with irrevocable instructions and authority to the bank or trust corporation to pay the redemption price for such shares to the respective holders on or after the Delivery Date on receipt of notification from the Corporation that such holder has surrendered his or her share certificates to the Corporation pursuant to Subsection 5.3 above. As of the Delivery Date, the deposit shall constitute full payment of the shares to their holders, and from and after the Delivery Date shares so called for redemption shall be redeemed and shall be deemed to be no longer outstanding, and holders thereof shall cease to be stockholders with respect to such shares and shall have no rights with respect thereto, except for rights to receive a bank or trust corporation payment of the Redemption Price of the shares, without interest, upon surrender of their certificates therefore. Such instructions shall also provide that any monies deposited by the Corporation pursuant to this Subsection 5.5 for the redemption of shares thereafter converted into shares of Common Stock pursuant to Section 6 hereof, prior to the Delivery Date, shall be returned to the Corporation forthwith upon such conversion. The balance of any monies deposited by the Corporation pursuant to this Subsection 5.5 remaining unclaimed at the expiration of one (1) year following the Delivery Date shall thereupon be returned to the Corporation upon its request as expressed in the resolution adopted by its Board of Directors.

     6. Conversion Rights of Series A Convertible Preferred Stock. The holders of the Series A Convertible Preferred Stock shall have conversion rights as follows (the "Conversion Rights"):

          6.1 Right to Convert. Subject to the terms and conditions hereof, each share of Series A Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the first anniversary of the Issuance Date, into such number of fully paid and nonassessable shares of Common Stock, as determined by dividing $4.00 by the Conversion Price applicable to such share, determined as hereinafter provided, in effect on the date the certificate is surrendered for conversion. The price at which shares of Common Stock shall be deliverable upon conversion of shares of the Series A Convertible Preferred Stock (the "Conversion Price") shall initially be $4.00 per share of Common Stock. The Conversion Price shall be subject to adjustment as hereinafter provided in Section 6.4.

          6.2 Automatic Conversion on Public Offering. Each share of Series A Convertible Preferred Stock shall automatically be converted into the number of fully paid and nonassessable shares of Common Stock upon the closing of a Public Offering pursuant to an effective Registration Statement under the Securities Act, covering the offer and sale of Common Stock to the public at a public offering price (prior to underwriters' discounts and expenses) equal to or exceeding $10.00 per share of Common Stock (as adjusted for stock dividends, combinations or splits with respect to such shares) and the proceeds to the Corporation of not less than $15 million (net only of underwriters' commissions and expenses relating to the issuance, including without limitation expenses of the Corporation's counsel). In the event of a Public Offering, the person(s) entitled to receive the Common Stock issuable upon such conversion of Series A Convertible Preferred Stock shall not be deemed to have converted such Series A Convertible Preferred Stock until the date of the closing of such sale of Common Stock. The Conversion Price of shares of Series A Convertible Preferred Stock which are converted pursuant to this Section 6.2 shall be the lower of $4.00 per share or a price determined by multiplying .80 times the price per share of the Common Stock issued in such Public Offering.

          6.3 Mechanics of Conversion. No fractional shares of Common Stock shall be issued upon conversion of Series A Convertible Preferred Stock. In lieu of any fractional shares to which the holder would otherwise be entitled, the Corporation shall pay cash equal to such fraction multiplied by a fair and reasonable conversion price to be determined by the Board of Directors solely for calculating payments due for fractional shares. No shares of Common Stock will be issued in respect of accrued or declared and unpaid dividends on the Series A Convertible Preferred Stock; however, except in the case of an Automatic Conversion on Public Offering as set forth in subparagraph 6.2 above, the Corporation shall remain liable after conversion of any Series A Convertible Preferred Stock for cumulative unpaid dividends accrued on such Series A Convertible Preferred Stock prior to the time of conversion. Before any holder of Series A Convertible Preferred Stock shall be entitled to convert the same into full shares of Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed, at the office of the Corporation and, except for the automatic conversion pursuant to subparagraph 6.2 above, shall give written notice (the "Conversion Notice") to the Corporation, at such office that he elects to convert the same. The Corporation shall, as soon as practicable thereafter issue and deliver or cause to be issued and delivered to such holder of Series A Convertible Preferred Stock, at such office or at such other place as the holder shall specify in the Conversion Notice, a certificate or certificates for the number of shares of Common Stock, to which he shall be entitled as aforesaid, registered in the name of such holder or in such other name as the holder shall specify in the aforementioned written notice. Except as set forth in subparagraph 6.2 above, such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Series A Convertible Preferred Stock to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock on such date.

          6.4  Adjustments for Diluting Issues.

               (a) Adjustment for Stock Splits and Combinations. If the Corporation at any time or from time to time after the Issuance Date effects a subdivision of the outstanding Common Stock (meaning to increase the number of shares of Common Stock into which each share of Series A Convertible Preferred Stock is convertible), the Conversion Price then in effect immediately before that subdivision shall be proportionately decreased, and conversely, if the Corporation at any time or from time to time after the Issuance Date combines the outstanding shares of Common Stock (meaning to decrease the number of shares of Common Stock into which each share of Series A Convertible Preferred Stock is convertible), the Conversion Price then in effect immediately before the combination shall be proportionately increased. Any adjustment under this subparagraph (a) shall become effective at the close of business on the date the subdivision or combination becomes effective.

               (b) Adjustment for Certain Dividends and Disbursements. In the event the Corporation at any time, or from time to time, after the Issuance Date, makes or fixes a record date for the determination of holders of Common Stock entitled to receive a dividend or other distribution payable in additional shares of Common Stock, then and in each such event, the Conversion Price then in effect shall be decreased as of the time of such issuance or, in the event such record date is fixed, as of the close of business on such record date, by multiplying the Conversion Price then in effect by a fraction (a) the numerator of which shall be the total number of shares of Common Stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date (but excluding shares of Common Stock previously issued by the Corporation upon conversion of Series A Convertible Preferred Stock), and (b) the denominator of which is the total number of shares of Common Stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date (but excluding shares of Common Stock previously issued by the Corporation upon conversion of Series A Convertible Preferred Stock) plus the number of shares of Common Stock issuable in payment of such dividend or distribution; provided, however, that if such record date is fixed and such dividend is not fully paid or if such distribution is not fully made on the date fixed thereof, the Conversion Price shall be recomputed accordingly as of the close of business on such record date and thereafter the Conversion Price shall be adjusted such that the number of shares of Common Stock into which each share of Series A Convertible Preferred Stock is convertible pursuant to this subsection as of the time of actual payment of such dividends or distributions.

               (c) Adjustments for Other Dividends and Distributions. In the event the Corporation at any time or from time to time after the Issuance Date makes, or fixes a record date for the determination of holders of Common Stock entitled to receive a dividend or other distribution payable in securities of the Corporation other than shares of Common Stock, then in each such event a provision shall be made so that the holders of Series A Convertible Preferred Stock shall receive upon conversion thereof, in addition to the number of shares of Common

Stock receivable thereupon, the amount of securities of the Corporation which they would have received had their Series A Convertible Preferred Stock been converted into Common Stock on the date of such event and had they thereafter, during the period from the date of such event to and including the date of conversion, retained such securities receivable by them as aforesaid during such period, subject to all other adjustments called for during such period under this Section 6 with respect to the rights of the holders of the Series A Convertible Preferred Stock.

               (d) Adjustment for Reclassification, Exchange and Substitution. If the Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock is changed into the same or a different number of shares of any class or classes of stock, whether by recapitalization, reclassification or otherwise (other than a subdivision or combination of shares or stock dividend or a reorganization, merger, consolidation or sale of assets, provided for elsewhere in this Section 6) then and in any such event each holder of Series A Convertible Preferred Stock shall have the right thereafter to convert such stock into the kind and amount of stock and other securities and property receivable upon such reorganization, reclassification or other change, by holders of the number of shares of Common Stock into which such shares of Series A Convertible Preferred Stock might have been converted immediately prior to such reorganization, reclassification or change, all subject to further adjustment as provided herein.

               (e) Reorganizations, Mergers, Consolidations or Sales of Assets. If at any time or from time to time there is a capital reorganization of the Common Stock (other than either a recapitalization, subdivision, combination, reclassification or exchange of shares provided for elsewhere in this Section 6) or a merger or consolidation of the Corporation with or into another corporation, or the sale of all or substantially all of the Corporation's properties and assets to any other person, then, as a part of such reorganization, merger, consolidation or sale, provision shall be made so that the holders of the Series A Convertible Preferred Stock shall thereafter be entitled to receive upon conversion of the Series A Convertible Preferred Stock, the number of shares of stock or other securities or property of the Corporation, or of the successor corporation resulting from such merger or consolidation or sale, to which a holder of Common Stock deliverable upon conversion would have been entitled on such capital reorganization, merger, consolidation or sale. In any such case, appropriate adjustment shall be made in the application of the provisions of this Section 6 with respect to the rights of the holders of the Series A Convertible Preferred Stock after the reorganization, merger, consolidation or sale to the end that the provisions of this
Section 6 (including adjustment of the Conversion Price then in effect) shall be applicable after that event and be as nearly equivalent to the provisions hereof as may be practicable.

          6.5 No Impairment. The Corporation will not, by amendment of its Certificate of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation but will at all times in good faith assist in the carrying out of all the provisions of this Section 7 and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of the Series A Convertible Preferred Stock against dilution or other impairment.

          6.6 Notices of Record Date. In the event of any taking by the Corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend which is the same as cash dividends paid in previous quarters) or other distribution, the Corporation shall mail to each holder of Series A Convertible Preferred Stock at least twenty (20) days prior to the date specified herein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend or distribution.

     7. Voting. The shares of Series A Convertible Preferred Stock shall not have any voting power, either general or special.


                            ARTICLE V.

     The name and mailing address of the Incorporator is:

                         Janis St. Marie
                  1332 Anacapa Street, Suite 200
                 Santa Barbara, California 93101


                           ARTICLE VI.

     The number of directors which constitute the whole Board of Directors of the Corporation shall be determined as set forth in the Bylaws of the Corporation. Subject to the rights of the holders of any series of Preferred Stock, no director shall be removed without cause. Subject to any limitations imposed by law, the Board of Directors or any individual director may be removed from office at any time with cause by the affirmative vote of the holders of a majority of the voting power of all the then-outstanding shares of voting stock of the Corporation entitled to vote at an election of directors.

     The election of directors need not be by written ballot unless the Bylaws of the Corporation shall so provide.

                           ARTICLE VII.

     In furtherance and not in limitation of the powers confirmed by statute, the Board of Directors of the Corporation is expressly authorized to make, alter, repeal, amend and rescind any or all of the Bylaws of the Corporation; to fix the amount to be reserved as working capital, and to authorize and cause to be executed, mortgages and liens without limit as to the amount, upon the property and franchise of this Corporation.

     The Bylaws shall determine whether and to what extent the accounts and books of this Corporation, or any of them, shall be open to the inspection of the stockholders; and no stockholders shall have any right of inspecting any account, or book, or document of this Corporation, except as conferred by the law or the Bylaws, or by resolution of the stockholders.

     The stockholders and directors shall have power to hold their meetings and keep the books, documents and papers of the Corporation outside of the State of Delaware, at such places as may be from time to time designated by the Bylaws or by resolution of the stockholders or directors, except as otherwise required by the laws of Delaware.


                          ARTICLE VIII.

     A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived any improper personal benefit. If the Delaware General Corporation Law is amended after the filing of this Certificate of Incorporation to authorize corporate action further eliminating or limiting the personal liability of directors then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation Law as so amended. No amendment to the Delaware General Corporation Law that further limits the acts or omissions for which elimination of liability is permitted shall affect the liability of a director for any act or omission which occurs prior to the effective date of the amendment.

     Any repeal or modification of the foregoing provisions of this
Article VIII by the stockholders of the Corporation shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification.

                           ARTICLE IX.

     The Corporation reserves the right to repeal, alter or amend this Certificate of Incorporation in the manner prescribed herein or now or hereafter prescribed by statute. No repeal, alteration or amendment of this Certificate of Incorporation shall be made unless the same is first approved by the Board of Directors of the Corporation pursuant to a resolution adopted by the directors then in office in accordance with the By-laws and applicable law and thereafter approved by the stockholders.

     IN WITNESS WHEREOF, I have hereunto set my hand on this 31st day of August, 1997.



                              /s/ JANIS ST. MARIE
                              ----------------------------
                              Janis St. Marie, Incorporator

                         EXHIBIT 3.2

                            BYLAWS OF

                   AVTEL COMMUNICATIONS, INC.,

                      a Delaware corporation


                            ARTICLE I
                      STOCKHOLDERS' MEETINGS

Section 1.     Place of Meetings.
          All meetings of the stockholders of this corporation ("Corporation") shall be held at the principal executive office of the Corporation in the State of Delaware, or such other place within or without the State as may be designated from time to time by the Board of Directors or as may be consented to in writing by all of the persons entitled to vote thereat and not present at the meeting.

Section 2.     Annual Meeting.
          The annual meeting of the stockholders shall be held within one hundred twenty (120) days after the closing of the accounting year, at which time the stockholders shall elect a Board of Directors, consider reports of the affairs of the Corporation, and transact such other business as may properly be brought before the meeting. In the event the annual meeting of stockholders is not held within the time above specified, the Board of Directors shall cause a meeting in lieu thereof to be held as soon thereafter as is convenient, and any business transacted or election held at such meeting shall be as valid as if the meeting had been held on the date above specified.

Section 3.     Special Meetings.
          Unless otherwise required by law, special meetings of the stockholders, for the purpose of taking any action permitted to be taken by the stockholders under the Delaware General Corporation Law and the Certificate of Incorporation, may be called at any time only by the Chairman of the Board, the President or the Board of Directors. Only those matters set forth in the notice of special meeting may be considered or acted upon at such special meeting, except as otherwise provided by law.

Section 4.     Notice of Meetings.
          Notice of meetings, annual or special, shall be given in writing to each stockholder entitled to vote at that meeting by the Secretary or Assistant Secretary, or, if there be no such officers, by the Chairman of the Board or the President, or in the case of neglect or refusal, by any person or persons entitled to call a meeting, not less than ten (10) nor more than sixty (60) days before such meeting.

          Such written notice shall be given either personally or by other means of written communication, addressed to the stockholder at the address of the stockholder appearing on the books of the Corporation or given by the stockholder to the Corporation for the purpose of notice; or if no such address appears or is given, at the place where the principal office of the Corporation is located or by publication at least once in a newspaper of general circulation in the county in which the principal executive office is located. The giving of notice as pro-

vided by these Bylaws may be omitted only to the extent and in the manner expressly permitted by the Delaware General Corporation Law.

Section 5.     Notice of Adjournment.
          When a meeting is adjourned for more than forty-five (45) days or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given as in the case of an original meeting. Except as stated above, it shall not be necessary to give any notice of the adjourned meeting, other than by announcement of the time and place thereof at the meeting at which such adjournment is taken, and the Corporation may transact at the adjourned meeting any business which might have been transacted at the original meeting.

Section 6.     Contents of Notice.
          Notice of any meeting of stockholders shall specify:

          a.  The place, the date and the time of the meeting;


          b. Those matters which the Board, at the time of the mailing of the notice, intends to present for action by the stockholders;

          c. If directors are to be elected, the names of nominees intended at the time of the notice to be presented by management for election;

          d. The general nature of any proposal to take action with respect to the approval of (i) a contract or other transaction with an interested director, (ii) an amendment of the Certificate of Incorporation, (iii) the reorganization of the Corporation within the meaning of the Delaware General Corporation Law, (iv) the voluntary dissolution of the Corporation, or (v) a distribution in dissolution other than in accordance with the rights of any outstanding preferred shares; and
          e. Such other matters, if any, as may be expressly required by statute.

Section 7.     Consent to Stockholder's Meeting.
          The transactions of any meeting of stockholders, however called and noticed, shall be valid as those had at a meeting duly held after regular call and notice, if a quorum is present either in person or by proxy, and if, either before or after the meeting, each of the persons entitled to vote, not present in person or by proxy, signs a written waiver of notice or a consent to the holding of the meeting or an approval of the minutes of the meeting. All such waivers, consents and approvals shall be filed with the corporate records or made a part of the minutes of the meeting. A waiver of notice or a consent to the holding of any meeting of stockholders need not specify the business transacted at or the purpose of any regular or special meeting, other than any proposal approved or to be approved at such meeting, the general nature of which was required by Section 6.d. of these Bylaws to be stated in the notice of the meeting.

Section 8.     Action Without a Meeting.
          Unless otherwise provided in the Certificate of Incorporation, any action which may be taken at any annual or special meeting of the stockholders may be taken without a meeting and without prior notice, if a consent in writing, setting forth the action so taken shall be signed by the holders of outstanding shares having not less than the minimum number of votes necessary to authorize or take such action at a meeting at which all stockholders entitled to vote were present and voted.

          Unless the consents of all stockholders entitled to vote have been solicited in writing, prompt notice shall be given of the taking of any corporate action approved by stockholders without a meeting by less than unanimous written consent to those stockholders entitled to vote who have not consented in writing.

Section 9.     Quorum; Adjournment.
          The holders of a majority of the shares entitled to vote, represented in person or by proxy, shall be required and shall constitute a quorum at all meetings of the stockholders for the transaction of business, except as otherwise provided by the Certificate of Incorporation. The stockholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment notwithstanding the withdrawal of enough stockholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum. If a quorum shall not be present or represented at any meeting of the stockholders, the meeting may be adjourned from time to time by majority vote of the shares entitled to vote at the meeting who are present in person or represented by proxy, until the requisite number of voting shares shall be present.

Section 10.    Voting Rights; Cumulative Voting.
          Subject to the provisions of Sections 212 through 218, inclusive, of the Delaware General Corporation Law, only persons in whose names shares entitled to vote stand on the stock records of the Corporation on the record date shall be entitled to vote at meetings of the stockholders. Every stockholder entitled to vote shall be entitled to one vote for each of such shares, and the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on any matter shall be the act of the stockholders, unless the vote of a greater number or voting by classes is required by the Delaware General Corporation Law or by the Certificate of Incorporation.

          Unless otherwise provided by the Certificate of Incorporation, no stockholder shall be entitled to cumulate his votes in the election of directors.

Section 11.    Proxies.
          Every stockholder entitled to vote or to execute consents may do so either in person or by written proxy executed in accordance with the provisions of the Delaware General Corporation Law and filed with the Secretary or Assistant Secretary of the Corporation.

Section 12.    Notice of Stockholder Business.
          At a meeting of the stockholders, only such business shall be conducted as shall have been properly brought before the meeting in a accordance with the Bylaws. To be properly brought before a meeting, business must be (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (b) otherwise properly brought before the meeting by or at the direction of the Board of Directors, or (c) otherwise (i) properly be requested to be brought before the meeting by a stockholder of record entitled to vote in the election of directors generally, and (ii) constitute a proper subject to be brought before such meeting. For business to be properly brought before a meeting of stockholders, any stockholder who intends to bring any matter (other than the election of directors) before a meeting of stockholders and is entitled to vote on such matter must deliver written notice of such stockholder's intent to bring such matter before the meeting of stockholders either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Corporation. Such notice must be received by the Secretary not later than the following dates: (i) with respect to a meeting of stockholders, 60 days in advance of such meeting if such meeting is to be held on a day which is within 30 days preceding the anniversary of the previous year's meeting, or 90 days in advance of such meeting if such meeting is to be held on or after the anniversary of the previous year's meeting; and (ii) with respect to any other meeting of stockholders or a special meeting of stockholders, the close of business on the tenth day following the date of public disclosure of the date of such meeting. For purposes of this Section 12, notice shall be deemed to first be given to stockholders when disclosure of such date if first made in a press release reported by the Dow Jones New Services, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Sections 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended.

     A stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the meeting of stockholders (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (b) the name and address, as they appear on the Corporation's books, of the stockholder intending to propose such business, (c) the class and number of shares of capital stock of the Corporation which are beneficially owned by the stockholder, and (d) any material interest of the stockholder in such business. No business shall be conducted at a meeting of stockholders except in accordance with the procedure set forth in Section 13 of this Article. The chairman of a meeting may, if the facts warrant, determine and declare to the meeting that the business was not properly brought before the meeting and in accordance with the provisions hereof and, if the chairman should so determine, the chairman may so declare to the meeting that any such business not properly brought before the meeting shall not be transacted.

Section 13.    Conduct of Meetings.
          The date and time of the opening and the closing of the polls for each matter upon which the stockholders will vote at a meeting shall be announced at the meeting by the person presiding over the meeting. The Board of Directors of the Corporation may adopt by resolution such rules and regulations for the conduct of the meeting of stockholders as it shall deem appropriate. Except to the extent inconsistent with such rules and regulations as adopted by the Board of Directors, the chairman of any meeting of stockholders shall have the right and authority to prescribe such rules, regulations and procedures and to do all such acts as, in the judgment of such chairman, are appropriate for the proper conduct of the meeting. Such rules, regulations or procedures, whether adopted by the Board of Directors or prescribed by the chairman of the meeting, may include, without limitation, the following: (i) the establishment of an agenda or order of business for the meeting; (ii) rules and procedures or maintaining order at the meeting and the safety of those present; (iii) limitations on attendance at or participation in the meeting to stockholders of record of the Corporation, their duly authorized and constituted proxies or such other persons as the chairman of the meeting shall determine; (iv) restrictions on entry to the meeting after the time fixed for the commencement thereof; and (v) limitations on the time allotted to questions or comments by participants. Unless and to the extent determined by the Board of Directors or the chairman of the meeting, meetings of stockholders shall not be required to be held in accordance with the rules of parliamentary procedure.
Section 14.    Inspectors of Election.
          Before any meeting of stockholders, the Board of Directors may appoint any persons other than nominees for office to act as Inspectors of Election at such meeting or any adjournment thereof. If no Inspectors of Election are appointed, or if an appointment is vacated by an Inspector who fails to appear or fails or refuses to act, the Chairman of any such meeting may, and on the request of any stockholder or his proxy shall, make such appointment or fill such vacancy at the meeting.

                            ARTICLE II
                            DIRECTORS

Section 1.     Powers.
          Subject to the limitations of the Certificate of Incorporation, the Bylaws, and of the Delaware General Corporation Law as to action to be authorized or approved by the stockholders, all corporate powers shall be exercised by or under the authority of, and the business and affairs of the Corporation shall be controlled by, the Board of Directors.

Section 2.     Number and Qualification of Directors.
          The authorized number of directors shall be no less than five
(5) and no more than nine (9). Within such range, the number of directors shall be determined from time to time by resolution of the Board of Directors. Any such determination made by the Board of Directors shall continue in effect unless and until changed by the Board of Directors, but no such changes shall affect the term of any directors then in office. A director shall hold office until the annual meeting next succeeding his or her election or appointment and until his or her successor shall be elected and shall qualify, subject, however, to prior death, resignation, retirement, disqualification or removal from office. Directors need not be residents of Delaware or stockholders of the Corporation.

Section 3.     Election of Directors; Resignations.
          The Board of Directors shall initially consist of the persons named as directors by the incorporator, and each director so elected shall hold office until the first annual meeting of stockholders or until his successor is elected and qualified. At the first annual meeting of stockholders and at each annual meeting thereafter, the stockholders shall elect directors each of whom shall hold office for a term of one year or until his successor is elected and qualified. Any director may resign at any time upon written notice to the corporation.

Section 4.     Vacancies.
          A vacancy in the Board of Directors shall be deemed to exist in the case of the death, resignation or removal of any director, if a director has been declared of unsound mind by order of Court or convicted of a felony, if the authorized number of directors is increased, or if the stockholders shall fail, either at a meeting at which an increase in the number of directors is authorized, or at an adjournment thereof, or at any other time, to elect the full number of authorized directors.

          Vacancies in the Board of Directors for any cause may be filled by a majority of the remaining directors, although such majority is less than a quorum, or by a plurality of the votes cast at a meeting of the stockholders, and each director so elected shall hold office until the expiration of the term of office of the director whom he has replaced or until his successor is elected and qualified.

          No reduction of the authorized number of directors shall have the effect of removing any director prior to the expiration of his term of office.

Section 5.     Removal of Directors.
          Subject to the rights of the holders of any series of Preferred Stock, no director shall be removed without cause. Subject to any limitations imposed by law or the Certificate of Incorporation, the Board of Directors, or any individual director, may be removed from office at any time with cause by the affirmative vote of holders of at least a majority of the voting power of all the then-outstanding shares of voting stock of the corporation entitled to vote at an election of directors.

Section 6.     Place of Meeting.
          Meetings of the Board of Directors shall be held at the principal executive office of the Corporation, or as designated from time to time by resolution of the Board of Directors or written consent of all of the members of the Board. Any meeting shall be valid wherever held if held with the written consent of all members of the Board of Directors, given either before or after the meeting and filed with the Secretary or Assistant Secretary of the Corporation.

Section 7.     Annual Meeting.
          A regular annual meeting of the Board of Directors shall be held without notice at the place of the annual meeting of stockholders immediately following the adjournment thereof, for the purpose of organization, election of officers, and the transaction of such other business as may properly come before the meeting.

Section 8.     Other Regular Meetings.
          Other regular meetings of the Board of Directors shall be held in the discretion of the Board of Directors, and if so held, at such times, dates and places as the Board of Directors may determine.

Section 9.     Special Meetings; Notices.
          Special meetings of the Board of Directors for any purpose or purposes may be called at any time by the Chairman of the Board, the President, any Vice-President, the Secretary, or by any two (2) directors.

          Written notice of the time and place of special meetings shall be delivered or communicated personally to each director by telephone, or by telecopy or mail, charges prepaid, addressed to him at his address as it is shown upon the records of the Corporation, or if such address is not readily ascertainable, at the place in which the meetings of the directors are regularly held. If such notice is mailed or telecopied, it shall be deposited in the United States mail or delivered at least forty-eight (48) hours prior to the time of the holding of the meeting. In case such notice is delivered personally or by telephone, it shall be so delivered at least twenty-four (24) hours prior to the time of holding the meeting. Such mailing, telecopying or delivery, personally or by telephone, as above provided shall be due, legal and personal notice to such director.

Section 10.    Waiver of Notice.
          The transactions of any meeting of the Board of Directors, however called and noticed or wherever held, are as valid as though had at a meeting regularly called and noticed if all the directors are present and sign a consent to the holding of the meeting on the records of the meeting, or if a majority of the directors are present and each of those not present, either before or after the meeting, signs a written waiver of notice, or a consent to holding the meeting, or an approval of the minutes of the meeting. All such waivers, consents, or approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

Section 11.    Action of Directors Without Meeting.
          Any action required or permitted to be taken by the Board of Directors may be taken without a meeting, if all members of the Board shall individually or collectively consent in writing to such action. Such written consent or consents shall be filed with the minutes of the proceedings of the Board, and shall have the same force and effect as a unanimous vote of the directors.

Section 12.    Action at a Meeting; Quorum.
          A majority of the number of directors fixed in accordance with Section 2 of this Article shall be necessary to constitute a quorum for the transaction of business, and the action of a majority of the directors present at a meeting duly held at which a quorum is present, when duly assembled, is valid as a corporate act unless a greater number is required by the Certificate of Incorporation, these Bylaws, or the Delaware General Corporation Law. Directors may participate in a meeting through the use of conference telephone or similar communications equipment as long as all members participating in the meeting can hear one another, and such participation shall constitute the presence in person at the meeting.

Section 13.    Adjournment.
          A majority of the directors present, whether or not a quorum, may adjourn from time to time by fixing a new time and place prior to taking adjournment, but if any meeting is adjourned for more than twenty-four (24) hours, notice of any adjournment to another time or place shall be given prior to the time of the adjourned meeting to any directors not present at the time the adjournment was taken.

Section 14.    Committees.
          The Board of Directors may, by resolutions adopted by a majority of the authorized number of directors, establish one or more committees, including an Executive Committee, each consisting of two or more directors, to serve at the pleasure of the Board. The Board of Directors may delegate to any such committee any of the powers and authority of the Board of Directors in the business and affairs of the Corporation, except those powers specifically reserved to the Board of Directors by the provisions of Section 141 of the Delaware General Corporation Law. The Board shall prescribe the manner in which the proceedings of the Executive Committee or any other Committee shall be conducted, and may designate one or more alternate directors to replace any absent committee members at any meeting of the Committee.

Section 15.    Notification of Nominations.
          Except for directors elected pursuant to provisions of
Section 4 of this Article, only individuals nominated for election to the Board of Directors pursuant to and in accordance with the provision of this Section 15 may be elected to and may serve upon the Board of Directors of the Corporation. Nominations for the election of directors may be made by the Board of Directors, a Committee thereof or by any stockholder entitled to vote in the election of directors generally. Subject to the foregoing, only a stockholder of record entitled to vote in the election of directors generally may nominate one or more persons for election as directors at a meeting of stockholders and only if written notice of such stockholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Corporation and has been received by the Secretary not later than the following dates:
(i) with respect to an election to be held at an annual meeting of stockholders, 60 days in advance of such meeting if such meeting is to be held on a day which is within 30 days preceding the anniversary of the previous year's annual meeting, or 90 days in advance of such meeting if such meeting is to be held on or after the anniversary of the previous year's annual meeting; and (ii) with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the tenth day following the date on which notice of such meeting is first given to stockholders. For purposes of this Section 15, notice shall be deemed to first be given to stockholders when disclosure of such date is first made in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Sections 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended.

     Each such notice shall set forth:

     (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated;

     (b) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice.

     (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; and

     (d) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the Board of Directors.

     To be effective, each notice of intent to make a nomination given hereunder shall be accompanied by the written consent of each nominee to serve as a director of the Corporation if elected.

     The chairman of the meeting may, if the facts warrant, determine and declare to the meeting that a nomination was not properly brought before the meeting in accordance with the provisions hereof and, if the chairman should so determine, declare to the meeting that such nomination was not properly brought before the meeting and shall not be considered.


                           ARTICLE III
                             OFFICERS

Section l.     Officers.
          The officers of the Corporation shall be elected by and shall hold office at the pleasure of the Board of Directors. These officers shall include a President, one or more Vice Presidents, a Secretary and a Chief Financial Officer, and may include a Chairman of the Board of Directors.

Section 2.     Election.
          After their election, the Board of Directors shall meet and organize by electing a President, one or more Vice Presidents, a Secretary and a Chief Financial Officer, who may be, but need not be, members of the Board of Directors, and such additional officers provided by these Bylaws as the Board of Directors shall determine to be appropriate. Any two or more offices may be held by the same person.

Section 3.     Compensation and Tenure of Office.
          The compensation and tenure of office of all of the officers of the Corporation shall be fixed by the Board of Directors.

Section 4.     Removal and Resignation.
          Any officer may be removed, either with or without cause, by a majority of the directors at the time in office, at any regular or special meeting of the Board, or except in the case of an officer chosen by the Board of Directors, by any officer upon whom such power of removal may be conferred by the Board of Directors, subject in each case, however, to any rights of an officer under any contract of employment.

          Any officer may resign at any time by giving written notice to the Board of Directors or to the President, or to the Secretary or an Assistant Secretary of the Corporation without prejudice, however, to any rights of the Corporation under any contract to which such officer is a party.

          Any such resignation shall take effect at the date of receipt of such notice or at any later time specified in the notice; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

Section 5.     Vacancies.
          Any vacancy in an office occurring because of death, resignation, removal, disqualification or any other cause may be filled by the Board of Directors at any regular or special meeting of the Board, or in such manner as may otherwise be prescribed in the Bylaws for appointment to such office.

Section 6.     Chairman of the Board.
          The Chairman of the Board, if there be one, shall, when present, preside at all meetings of the stockholders and of the Board of Directors, and shall have such other powers and duties as from time to time shall be prescribed by the Board of Directors.

Section 7.     President.
          The President shall be the general manager of the Corporation and, subject to the control of the Board of Directors, shall be chief executive officer of the Corporation and shall have general supervision, direction and control of the business and affairs of the Corporation.
If the Corporation has no Chairman of the Board, the President shall also have the duties prescribed above for the Chairman of the Board.
Section 8.     Vice Presidents.
          In the absence or the disability of the President, the Vice Presidents, in order of their rank as fixed by the Board of Directors, or if not ranked, the Vice President designated by the directors, or if no such designation is made by the Board of Directors, the Vice President designated by the President, shall perform the duties and exercise the powers of the President, and shall perform such other duties and have such other powers as the Board of Directors shall prescribe.

Section 9.     Secretary.
          The Secretary shall keep, or cause to be kept, a book of Minutes at the principal executive office or such other place as the Board of Directors may order, of all the proceedings of its stockholders and the Board of Directors and Committees of the Board, with the time and place of holding of meetings, whether regular or special, and if special, how authorized, the notice thereof given, the names of those present at directors' meetings, the number of shares present or represented at stockholders' meetings, and the proceedings of these meetings.

          The Secretary shall keep, or cause to be kept, at the principal executive office or at the office of the Corporation's transfer agent, a share register or a duplicate share register, showing the names of the stockholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for the same, and the number and date of cancellation of every certificate surrendered for cancellation.

          The Secretary shall give, or cause to be given, notice of all the meetings of the stockholders and of the Board of Directors required by the Bylaws or by law to be given; he shall keep the seal of the Corporation and affix the seal to all documents requiring a seal; and he shall have such other powers and perform such other duties as may be prescribed by the Board of Directors or the Bylaws.

Section 10.    Assistant Secretary.
          The Assistant Secretary, if there is one, shall have all the same rights, duties, powers and privileges as the Secretary and may act in his place and stead whenever necessary or desirable.

Section 11.    Chief Financial Officer.
          The Chief Financial Officer shall keep and maintain, or cause to be kept and maintained, adequate and correct accounts of the properties and business transactions of the Corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, surplus and shares. The books of account shall at all reasonable times be open to inspection by any director.
          The Chief Financial Officer shall deposit all moneys and other valuables in the name and to the credit of the Corporation with such depositories as may be designated by the Board of Directors. He shall disburse the funds of the Corporation as may be ordered by the

Board of Directors, shall render to the President and directors, whenever they so request, an account of all his transactions as Chief Financial Officer and of the financial condition of the Corporation, and shall have such other powers and perform such other duties as may be prescribed by the Board of Directors or the Bylaws.

Section 12.    Subordinate Officers.
          Subordinate Officers, including but not limited to, Assistant Secretaries, Treasurers and Assistant Treasurers, or agents, as the business of the Corporation may require, may from time to time be appointed by the Board of Directors, the President, or by any officer empowered to do so by the Board of Directors, and shall have such authority and shall perform such duties as are provided in the Bylaws or as the Board of Directors may from time to time determine.


                            ARTICLE IV
                        GENERAL PROVISIONS

Section l.     Certificates for Shares.
          Every holder of shares in the Corporation shall be entitled to have a certificate, in such form and device as the Board of Directors may designate, certifying the number of shares and the classes or series of shares owned by the stockholder, and containing a statement setting forth the office or agency of the Corporation from which the stockholder may obtain, upon request and without charge, a copy of the statement of any rights, preferences, privileges, and restrictions granted to or imposed upon each class or series of shares authorized to be issued and upon the holders of those shares, and any other legend or statement as may be required under the Delaware General Corporation Law and federal and state corporate securities laws.

          Every certificate for shares shall be signed in the name of the Corporation by the President or Vice President and the Secretary or an Assistant Secretary. Any signature on the certificate may be by facsimile, provided that at least one signature, which may but need not be that of the Corporation's registrar or transfer agent, if any, shall be manually signed.

Section 2.     Transfer on the Books.
          Upon surrender to the Secretary or Assistant Secretary or to the transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

Section 3.     Lost or Destroyed Certificates.
          A new certificate may be issued without the surrender and cancellation of an old certificate that is lost, apparently destroyed or wrongfully taken when: (a) the request for the issuance of a new certificate is made within a reasonable time after the owner of the old certificate has notice of its loss, destruction or theft; and (b) such request is received by the Corporation prior to its receipt of notice that the old certificate has been acquired by a bona fide purchaser; and
(c) the owner of the old certificate gives an indemnity bond or other adequate security sufficient in the judgment of the Corporation to indemnify it against any claim, expense or liability resulting from the issuance of a new certificate. In the event of the issuance of a new certificate, the rights and liabilities of the Corporation, and of the holders of the old and new certificates, shall be governed by the provisions of the Delaware General Corporation Law.

Section 4.     Transfer Agents and Registrars.
          The Board of Directors may appoint one or more transfer agents or transfer clerks, and one or more registrars, which shall be banks or trust companies, either domestic or foreign, at such times and places as the requirements of the Corporation may necessitate and the Board of Directors may designate.

Section 5.     Record Date.
          The Board of Directors may fix, in advance, a record date for the purpose of determining stockholders entitled to notice of and to vote at any meeting of stockholders, to consent to corporate action in writing without a meeting, to receive any report, to receive any dividend or other distribution or allotment of any right or to exercise rights with respect to any change, conversion or exchange of shares.
The record date so fixed shall not be more than sixty (60) days prior to any event for the purpose for which it is fixed, and shall not be less than ten (10) days prior to the date of any meeting of the stockholders. If no such record date is fixed by the Board of Directors, then the record date shall be that date prescribed by Section 213 of the Delaware General Corporation Law.

Section 6.     Voting Shares in Name of Corporation.
          Shares standing in the name of this Corporation may be voted or represented and all rights incident to those shares may be exercised on behalf of the Corporation by the President, or if he is unable or refuses to act, by a Vice President or by such other person as the Board of Directors may determine.

Section 7.     Corporate Seal.
          The corporate seal shall be circular in form, and shall have inscribed thereon the name of the Corporation, the date of its incorporation, and the words "INCORPORATED DELAWARE."

                            ARTICLE V
                            AMENDMENTS

Section l.     By Stockholders.
          The Bylaws may be repealed or amended, or new Bylaws may be adopted, by the affirmative vote of a majority of the outstanding shares entitled to vote or by the written consent of stockholders entitled to vote such shares, except as otherwise provided by the Delaware General Corporation Law or by the Certificate of Incorporation.

Section 2.     By Directors.
          Subject to the right of stockholders as provided in Section l of this Article VII to adopt, amend or repeal Bylaws, the Board of Directors may adopt, amend or repeal Bylaws.

Section 3.     Records of Amendments.
          Any amendment or new Bylaw adopted by the stockholders or Board of Directors shall be copied in the appropriate place in the Minute book with the original Bylaws, and the repeal of any Bylaw shall be entered on the original Bylaws together with the date and manner of such repeal. The original or a copy of the Bylaws as amended to date shall be open to inspection by the stockholders at the Corporation's principal executive office at all reasonable times during office hours.


                            ARTICLE VI
        INDEMNIFICATION OF OFFICERS, DIRECTORS, AND AGENTS

Section 1. Indemnification of Directors, Officers, Employees and other Agents.
          The Corporation shall, to the fullest extent permitted by
Section 145 of the General Corporation Law of Delaware, as that Section may be amended and supplemented from time to time, indemnify any current or former director or officer which it shall have power to indemnify under that Section against any expenses, liabilities or other matters referred to in or covered by that Section. The indemnification provided for in this Article (i) shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any bylaw, agreement or vote of stockholders or disinterested directors or otherwise, both as to action in their official capacities and as to action in another capacity while holding such office, (ii) shall continue as to a person who has ceased to be a director or officer and
(iii) shall inure to the benefit of the heirs, executors and administrators of such a person. The Corporation's obligation to provide indemnification under this Article shall be offset to the extent of any other source of indemnification or any otherwise applicable insurance coverage under a policy maintained by the corporation or any other person.

          Expenses incurred by a director of the Corporation in defending a civil or criminal action, suit or proceeding by reason of the fact that he or she is or was a director of the Corporation (or was serving at the Corporation's request as a director or officer of another corporation) shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director to repay such amount if it shall ultimately be determined that he or she is not entitled to be indemnified by the Corporation as authorized by relevant sections of the General Corporation Law of Delaware. Notwithstanding the foregoing, the Corporation shall not be required to advance such expenses to an agent who is a party to an action, suit or proceeding brought by the Corporation and approved by a majority of the Board of Directors of the Corporation which alleges willful misappropriation of corporate assets by such agent, disclosure of confidential information in violation of such agent's fiduciary or contractual obligations to the Corporation or any other willful and deliberate breach in bad faith of such agent's duty to the Corporation or its stockholders.

          The foregoing provisions of this Section 1 shall be deemed to be a contract between the corporation and each director who serves in such capacity at any time while this Bylaw is in effect, and any repeal or modification thereof shall not affect any rights or obligations then existing with respect to any state of facts then or theretofore existing or any action, suit or proceeding theretofore or thereafter brought based in whole or in part upon any such state of facts.

          The Board of Directors in its discretion shall have power on behalf of the Corporation to indemnify any person, other than a director, made a party to any action, suit or proceeding by reason of the fact that such person, his or her testator or intestate, is or was an officer or employee of the Corporation.

          To assure indemnification under this Article of all such persons who are determined by the Corporation or otherwise to be or to have been "fiduciaries" of any employee benefit plan of the Corporation which may exist from time to time, such Section 145 shall, for the purposes of this Article, be interpreted as follows: an "other enterprise" shall be deemed to include such an employee benefit plan, including, without limitation, any plan of the Corporation which is governed by the Act of Congress entitled "Employee Retirement Income Security Act of 1974," as amended from time to time; the Corporation shall be deemed to have requested a person to serve an employee benefit plan where the performance by such person of his or her duties to the Corporation also imposes duties on, or otherwise involves services by, such person to the plan or participants or beneficiaries of the plan; excise taxes assessed on a person with respect to an employee benefit plan pursuant to such Act of Congress shall be deemed "fines;" and action taken or omitted by a person with respect to an employee benefit plan in the performance of such person's duties for a purpose reasonably believed by such person to be in the interest of the participants and beneficiaries of the plan shall be deemed to be for a purpose which is not opposed to the best interests of the Corporation.

Section 2.     Insurance.
          The Corporation may purchase and maintain insurance on behalf of any person whois or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of or her status as such, whether or not the Corporation would have the power to indemnify him or her against such liability under the provisions of the General Corporation Law of Delaware.

Section 3.     Indemnification Contracts.
          The Board of Directors is authorized to cause the Corporation to enter into indemnification contracts with any director, officer, employee or agent of the Corporation or any person serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, including employee benefit plans, providing indemnification rights to such person. Such rights may be greater than those provided in this Article VI.




                     CERTIFICATE OF SECRETARY

KNOW ALL PERSONS BY THESE PRESENTS:

          The undersigned, Secretary of AVTEL COMMUNICATIONS, INC., a Delaware corporation (the "Corporation"), does hereby certify that the above and foregoing Bylaws were duly adopted as the Bylaws of the Corporation by the Written Consent of the Board of Directors dated as of October 3, 1997.

          IN WITNESS WHEREOF, the undersigned has subscribed his name and affixed the seal of the Corporation on the date set forth below.



                              /s/ JAMES P. PISANI
                              ---------------------------
Date: October 3, 1997         James P. Pisani, Secretary

                               EXHIBIT 10.4


                              EMPLOYMENT AGREEMENT

  THIS EMPLOYMENT AGREEMENT ("Agreement") is executed this 20th day of November, 1996, by and between AvTel Communications, Inc., a Utah corporation ("AvTel" or "Company") and Frank Dziuba ("Employee" or "Shareholder"). This Agreement is subject to and shall be effective upon the Closing of the transactions contemplated in the Agreement and Plan of Reorganization among Silicon Beach Communications, Inc. ("SBC"), AvTel and Employee dated as of November 20, 1996 (the "Acquisition Agreement"). Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Acquisition Agreement (the "Merger").

                                  RECITALS

  A. SBC, the Company and Shareholder have entered into the Acquisition Agreement;

  B. The Company desires to assure continuance of the Shareholder's employment for a period of three (3) years following the Closing
Date; and

  C. Capitalized terms used herein have the same meanings as those used in the Acquisition Agreement.

  NOW, THEREFORE, in consideration of the premises and the mutual promises and covenants contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1.   Term and Locale

  A. The Company hereby employs Employee for an initial term (the "Term") commencing on the day immediately following the Closing Date ("Effective Date") and ending on the third anniversary of the Effective Date, unless otherwise earlier terminated as hereinafter set forth, and Employee hereby accepts such employment upon the terms and conditions set forth herein.

  B. The Term may be extended for two (2) consecutive one (1) year terms (each an "Extension Term"), at the sole option of the Company, by written notice to Employee to be delivered no later than three (3) months prior to the expiration of the Term, or the succeeding
Extension Term, as the case may be.

  C. During the Term and any Extension Term, Employee shall be based at the Company's executive offices at such location as may be determined by the Board of Directors; provided, however, that Employee will travel as reasonably required in the performance of his duties (and as determined by the Company's Chief Executive Officer and President or Executive Vice President and Chief Operating
Officer) and consistent with reasonable business practices.

2.  Office, Title and Duties

  A. During the Term and any Extension Term, Employee shall serve, at the pleasure of the Board of Directors, as Senior Vice President-Software Development of AvTel and, in such capacity, shall report to the Chief Executive Officer of AvTel and perform such duties consistent therewith and as may be designated from time to time by the Chief Executive Officer of SBC or such other executive officer as is designated by the Board of Directors of the Company. Employee shall also serve, at the pleasure of the Board and shareholders of SBC, as a Director and as President of SBC and in such other capacities as a Director or as an officer or employee of one or more subsidiaries or affiliates as may be determined by the Board of Directors of the Company or of such subsidiary or affiliate.
Employee shall not, by virtue of his service on behalf of such subsidiaries or affiliates, be entitled to additional compensation or remuneration. Employee shall also be appointed by the Board of Directors to become a member of the Board to fill a vacancy that currently exists and shall serve as a director at the pleasure of the shareholders of AvTel. Employee's continued service as a Director shall be subject to the applicable provisions of the law of the jurisdiction in which AvTel is incorporated, the Articles of Incorporation and Bylaws of AvTel and election by the shareholders of AvTel at annual meetings thereof.

  B. Employee shall devote his best efforts and his business time, attention and energies to the performance of his duties hereunder, except that nothing contained herein shall prevent Employee from making personal investments or from being a shareholder of, or partner in, or, subject to the prior approval of the Board, from serving as director of, other corporations or entities which are not engaged in the business of providing communications, telecommunications, cable television, telephone, wireless satellite, cellular, data, computer and television service ("Company Business"), subject to the conditions set forth in Section 5 hereof and provided that such activities do not interfere with Employee's obligations hereunder or represent a conflict of interests with the Company. Employee shall perform his duties hereunder faithfully, diligently and at least with such proficiency as is customary in the industry. For purposes hereof, ownership of stock by Employee in any corporation whose stock is listed for trading on a national securities exchange or on the NASDAQ National Market System shall not violate provisions of this Section 2B so long as such stock is less than one percent (1 of the issued and outstanding voting securities of such corporation.

3.  Salary and Benefits

  A. Base Salary. As compensation for the services to be rendered by Employee pursuant to this Agreement, the Company shall pay Employee a base compensation of $6,666.66 per month ("Base Salary") through March 31, 1997. Effective the first day of the first month immediately following the closing of, and the Company's receipt of the proceeds relating to, a private placement or secondary offering of the Company's debt or equity securities for net proceeds of not less than $2,000,000. Employee's Base Salary shall be increased to $8,333.33 per month. Base Salary shall be paid in bi-monthly installments during the course of each calendar year and such Base Salary and other forms of compensation payable to Employee shall be subject to such withholdings and deductions as may be required by law or as otherwise may be in accordance with the normal payroll practices of the Company.

  B. Base Salary, Periodic Review. Employee's Base Salary, after April 1, 1997, shall be reviewed, periodically by the Board of Directors or its compensation committee and shall be subject to possible increases, based on such factors as may be considered appropriate including then prevailing practices for executive salaries in the Company and the industry that it serves, the Company's overall performance and the performance of the specific functions and operations over which the Shareholder has management responsibility, all as determined by the Board of Directors (or such compensation committee).

  C. Bonuses. The Board of Directors or, at its election, its Compensation Committee, may, from time to time, adopt and implement one or more incentive bonus plans for managers, executives or other employees. It is currently anticipated that Employee will I be eligible for participation in such bonus plans if, as and when they are adopted by the Board or such committee. Employee's eligibility for and participation in any such plans and the amount, form and manner and timing of payment or distribution of benefits under such plans shall be subject to the terms and conditions of such plans if, as and when they are adopted by the Board and such committee.

  D. Earn Out Bonus. Following the conclusion of the six (6) full calendar months beginning December 1, 1996 (the "Earn Out Period"), AvTel shall be obliged to pay to Employee an Earn Out Bonus which shall become payable, without interest, if and only if the aggregate Net Growth in Accounts in any month exceeds 2,600 (the "Base Level"). The determination of whether Net Growth in Accounts for the Earn Out Period exceeds the Base Level shall be made by the Board of Directors, based on the unaudited, internal financial and accounting records maintained by AvTel. In no event shall the aggregate Earn Out Bonus payable hereunder exceed $375,000. The Earn Out Bonus will be based on the average billing rate charged by SBC to Accounts over the Earn Out Period and shall be calculated by reference to the formula set forth in Schedule I attached during the Earn Out period and the total number of new Accounts obtained during such month as follows:



No. of Accounts                    Earn Out Consideration Amount

Base Level - 2600 Accounts/Month            None

2601-7600 Accounts/Month
Average Billing Rate/Month
$21.00/Month                                $50.00/Account

7601-12600
Average Billing Rate/Month
$21.00/Month                                $25.00/Account


The manner of payment and resolution of any controversy regarding the amount of Earn Out Bonus payable shall be as follows:

  (a) The Company shall, on the basis of the Board of Director's determination, notify Employee of the calculation and amount of the Earn Out Bonus within thirty (30) days following the expiration of the Earn Out Period. Employee shall have thirty (30) days after receipt of such notice to object to the calculation and amount of the Earn Out Bonus. If he fails to do so, the amount determined by the Company shall be deemed conclusive and agreed in all respects, Employee shall have waived all further rights to object to such amount and the Company shall pay such amount not later than thirty days following the end of the first thirty day period.

  (b) If Employee objects to the determination made by the Company in its notice to Employee, Employee must do so by written notice delivered to the Company within twenty-one
      (21) days following receipt by Employee of the Company's notice as provided above.

  (c) Such objection notice must state with reasonable particularity the reasons for the objection. Promptly following the Company's receipt of a proper and timely objection notice, Employee and the Company shall proceed diligently to attempt to reach a compromisive resolution of the amount of Earn Out Bonus payable. Within thirty days following the date on which the parties have I reached a compromise agreement the Company shall remit to Employee the amount reflected in this compromise.

  (d) In the event that the parties fail to reach a compromise resolution of the amount of Earn Out Bonus payable, either party may upon written notice to the other demand that the controversy be submitted to arbitration in Santa Barbara, California, upon initiation by a party hereto by a written notice to the party demanding arbitration and specifying the controversy or claim to be arbitrated. The controversy shall be settled and finally determined by a single arbitrator selected in accordance with the following procedure: Within five (5) business days of the date of delivery of the foregoing notice, the parties shall each provide the other with a list of five (5) retired judges from the Santa Barbara County Superior Court in order of preference and if one or more judge appears on each such lists, the parties shall designate the duplicated judge who is highest in order of preference on both lists to settle and finally determine the controversy or dispute arising hereunder. If no judge is named on both of such lists, then the parties shall have a period of two (2) business days to agree to the designation of a retired judge from the Santa Barbara County Superior Court (who shall not have any conflicts of interest with respect to the subject matter of, or the parties to, such dispute), failing which a retired judge shall be chosen by the Presiding Judge of the Superior Court of Santa Barbara, State of California. The judge ultimately selected to hear the controversy hereunder is herein referred to as the "Arbitrator". The Arbitrator shall have the power to award any and all remedies and relief whatsoever deemed appropriate under the circumstances, including, without limitation, money damages and equitable relief. The procedure whereby the evidence (oral/written) relating to the controversy or claim is presented in the arbitration shall be agreed to by the Arbitrator. The written decisions of the Arbitrator shall be binding and conclusive on the parties thereto and enforceable as provided by the laws of the State of California, and judgment on such arbitration decision may be entered by any courts having jurisdiction thereof.

  (e) So long as Employee is not in default hereunder or under any other agreement contemplated by the Acquisition Agreement, the Company hereby grants to Employee a security interest and lien in 100 shares of the issued and outstanding common stock of SBC as security for the payment obligations of the Company set forth in subparagraph (a) and (b) above.

  E. Compensation Deferral. The Company and Employee may from time to time agree to defer all or any part of Employee's Salary or bonuses. Any such arrangements shall be the subject of a written agreement, in form and content approved by the Board or its Compensation Committee, between Employee and the Company.

  F. Business Expense. The Company will reimburse Employee for such actual and reasonable business, travel, automobile (mileage expenses but not car allowance) and entertainment expenses as may be incurred by him from time to time during the Term in the performance of his duties and responsibilities hereunder and in accordance with applicable provisions of the Internal Revenue Code. Such reimbursements will be made upon the presentation by Employee of an itemized account of such expenditures, setting forth the date, the purpose for which incurred, and the amounts thereof, together with such receipts showing payment as may be required by the Company's policies.

  G. Benefit Plans. Employee shall be entitled to participate in such employee benefit plans, including health and medical insurance, 401(k) plans, employee stock purchase plans, vacation, sick leave and leave of absence plans and policies, and the like as may, from time to time, be adopted by AvTel; subject, however, to such approvals as may be required by the Board of Directors and shareholders of AvTel, regulatory filings and approvals and the terms, conditions and provisions of such plans.

  H. Stock Options. Subject to adoption and approval by the Board of Directors and shareholders of AvTel of employee stock option plans ("Option Plan(s)") on such terms and conditions as may be so adopted and approved, Employee shall be eligible for a grant of stock options to purchase, upon exercise of option, shares of authorized but unissued common stock of AvTel, to have an effective grant date at or as soon as practicable following the Closing Date, with respect to an aggregate of 175,000 shares of such common stock with exercise prices as follows:

12,500 at $2.00 per share
25,000 at $3.00 per share
50,000 at $5.00 per share

The options will have such vesting periods and expiration dates as are determined in accordance with the terms and conditions of the Option Plan(s).

4. Termination. Salary, and other consideration and benefits, and the employment of Employee by the Company may be terminated by the Company as provided in this Section 4 as follows:

  A. Death. In the event of Employee's death, the Company shall pay to the persons designated by Employee or, in the event Employee fails to designate such persons, to Employee's estate any accrued, but unpaid, Base Salary to the date of death and the Company shall pay for any accrued but unused vacation through the date of death. This Agreement shall be deemed to terminate upon the death of Employee as though it had expired by its own terms.

  B. Termination for Cause. Employee's employment hereunder may be terminate by the Company at any time during the Term or any Extension Term for Cause (as hereinafter defined). for purposes hereof, the term "Cause" shall mean any of the foregoing:

      1. The failure of Employee to perform any of his material obligations under this Agreement and such failure shall not be cured within 30 days after notice to Employee; or
      2. Willful misconduct, dishonesty, conviction of a felony, insubordination or other deliberate act or omission by the Employee materially detrimental or damaging in a significant way to the good will of the Company or materially damaging to the Company's relationships with its customers, suppliers or employees, including, without limitation, any violation of the applicable policies of AvTel and its subsidiaries. In the event this Agreement is terminated for Cause, the Company shall pay Employee any accrued but unpaid Base Salary to the date of termination and shall pay Employee for any accrued but unused vacation through termination.

  C. Termination Other than for Cause. Should the Employee's services be terminated by the Company for any reason during the Term of this Agreement other than for Cause, the Company shall continue to pay the Employee's Base Salary for the remaining balance of the Term. In addition, for the balance of the Term, the Employee shall be entitled to continued medical and dental benefits, under applicable COBRA provisions, if any, as then in effect for similarly situated active employees. The foregoing are the sole and exclusive obligations of the Company in the event of such termination. In the event of the Employee's death or disability or termination other than for Cause, continued payment of Base Salary under this subparagraph C is conditioned upon (i) the Employee not engaging in any deliberate act or omission which would be detrimental or damaging in a significant way to the good will of AvTel or any of its subsidiaries or materially damaging to the relationships with its customers, suppliers or employees and (ii) the continued full and faithful performance by executive of his obligation under paragraph 5 of this Agreement and under the Non-Competition Agreement.

  D. Disability. The Company may terminate this Agreement upon written notice to Employee by reason of Employee's disability. For the purpose of this Agreement, "Disability" shall be defined as inability by Employee, due to illness (other than the use/abuse of illegal narcotics, alcohol or other intoxicating substances), accident, mental deficiency or similar incapacity or legal requirements, to render his regular duties for the Company required pursuant to this Agreement for a period of one hundred twenty (120) days in any twelve (12) month period. Any termination of employment pursuant to this Section 4.1) shall not be deemed to be for "Cause" within the meaning of Section 4.13 hereof. In the event that the Company exercises its right to terminate Employee's employment pursuant to this Section 4.C, the Company shall pay Employee any accrued but unpaid Salary through the date of termination and shall pay Employee any accrued but unused vacation through the date of termination. Any payments of Salary provided for hereunder shall be proportionally reduced by any payments which Employee may be entitled to under any existing disability insurance policy maintained by the Company. In the event this Agreement is terminated in accordance with this Section 4.13, the Company shall not be obligated to pay Employee any amounts, except al expressly set forth in this Section 4.D or by law.

  E. Expiration Term or Extension Terms. Upon expiration of the Term or any Extension Term, any continued employment by the Employee shall be on an "at-will" employment basis and either the Company or the Employee may terminate the employment relationship with or without cause or notice.

5.  Employee Covenants

  A. Non-Competition and Non-Solicitation. During Employee's employment by the Company, Employee shall not own or have any material interest directly in, or act as an officer, director, agent or consultant of, or assist in any way or in any capacity, any person, firm, association, partnership, corporation, or entity which shall be competitive with the Company Business or any other business then engaged in by the Company, in any area where the Company engages or plans to engage in business. Employee shall not, for a period of two (2) years from the expiration of the Term, any Extension Term or earlier termination of this Agreement, solicit any employees or customers of the Company.

  B. Non-Disclosure of Confidential Information. The Shareholder acknowledges and agrees that during the course of, and incident to:
(a) his employment by or affiliation with AvTel or its Affiliates pursuant to the Employment Agreement and (b) his previous employment by or affiliation with SBC, the Shareholder has been or will be provided, or the Shareholder has or will become exposed to, Confidential Information (as defined herein). For purposes hereof, "Confidential Information" shall mean (i) proprietary or confidential information concerning the business, products, prospects, properties and operations of SBC, AvTel or AvTel's Affiliates, including, without limitation, customer and supplier lists, know-how, trade secrets, business and discoveries, improvements, models, strategies, forecasts, projections, budgets, unpublished financial statements, price lists, costs, computer programs, source and object codes, algorithms, data, logic flow diagrams and other original works of authorship, executive and employee information and data (including salaries, performance, history, skills and experience), capital formation and financing plans and strategies, merger, acquisition, strategic alliance, licensing and other similar plans and objectives, along with all information received from third parties and held in confidence by SBC, AvTel or AvTel's Affiliates; (ii) matters of a technical nature, including without. limitation, trade secrets, systems, software and hardware, features, specifications, techniques, copyrighted matters, patented or patentable inventions, plans, methods, drawings, data, tables, calculations, documents or other paperwork, computer programs, narratives, flow charts, formulae and devices; and (iii) matters of a business nature, including without limitation, business and marketing plans, financial statements and projections, dealings and distribution arrangements, objectives, locations, customer information, customer needs and formulations, plans for future development, information about costs, profits, pricing policies, markets or sales information reporting actual or prospective strategic alliances, mergers, acquisitions, divestitures or other forms of business combinations, new products or service introduction plans, information concerning salaries, compensation and skills, experience and capabilities of the Company's employees, and any other information of similar nature not available to the public.

  C. Use of Confidential Information. Employee acknowledges that any disclosure or use by him of Confidential Information other than on behalf of the Company will cause irreparable harm and injury to the Company and, therefore, agrees that the Confidential Information will be used solely in connection with the performance of Employee's duties under this Agreement, will not be used by Employee for commercial purposes and will be kept confidential by Employee. Without limiting the generality of the foregoing, Employee will not utilize any Confidential Information in the rendering of services to any other employer or person. Following the termination of Employee's employment with the Company, Employee shall not solicit any employee of the Company possessing Confidential Information regarding the Company. The Company may, in its sole discretion, disclose to any subsequent employer of Employee, or any person having a business relationship with Employee, the contents of this Section 5.

  D. Exclusions. The term "Confidential Information" does not include any information which meets any of the following criteria:
(i) at the time of disclosure is a matter of public record or is available to or known by the public other than as a result of a disclosure, directly or indirectly, by Employee in violation of this Agreement), (ii) had been publicly disclosed by the Company (other than as a result of a disclosure, directly or indirectly, by Employee in violation of this Agreement) or (iii) has been independently acquired or developed by Employee without violating any of Employee's obligations under this Agreement or otherwise.

  E. Invention Assignment and Other Agreements. The Employee agrees, upon the request of the Company, and without further or additional consideration, to execute and deliver to the Company such other agreements, documents, disclosures and certificates as may be reasonably necessary or appropriate as determined by the Company in its sole discretion exercised in good faith to confirm the nondisclosure and non-use restrictions and limitations imposed on Employee with respect to the Company's Confidential Information and, with respect to any inventions conceived or reduced to practice by Employee during the Term or any Extension Term, or otherwise during the course and in the scope of the Employee's employment relationship with the Company, to disclose such inventions to the Company and to assign, transfer and convey to the Company any and all patent, trade secret, copyright, maskrights or other intellectual or industrial property rights associated therewith.

  F. Delivery of Property. Upon termination of Employee's employment with the Company, Employee shall deliver to the Company all books, records, lists of customers and other property belonging to the Company or developed in connection with the business of the Company and all copies thereof, whether or not such constitutes Confidential Information.

  G. Reasonableness. In the event any court shall finally hold that any provision of this Section 5 constitutes an unreasonable restriction against Employee, the provision hereof shall not be rendered void but shall apply as to such provision to such extent as such court may judicially determine or indicate constitutes a reasonable restriction under the circumstances involved.

  H. Survival. The provision of Section 5.13 shall survive the termination of this Agreement for a period of two (2) years from the date of termination and shall run to and inure to the benefit of the Company, its successors and assigns.

  I. Company Policies; Securities Laws. The Employee acknowledges to adhere to any and all policies and procedures that are adopted from time to time by the Company by action of its Board of Directors or senior executive officers with respect to corporate governance and business conduct matters or otherwise required in order to comply with applicable laws and regulations, including, for example, not by way of limitation, policies and procedure with respect to compliance with insider trading laws and regulations, employment and labor matters and other similar regulatory or legal provisions. Without limiting the generality of the foregoing, Employee acknowledges that the Confidential Information may include material non-public information and that the disclosure and/or use of which in connection with trading (by Employee or by persons to whom Employee may have disclosed, whether intentionally or unintentionally, such information) in the securities of AvTel or of others may violate federal and state securities laws and regulations. Accordingly, Employee covenants and agrees to fully comply, at all times, with federal and state securities laws and regulations in connection with any Confidential Information known to him or to which he may have access and to indemnify and hold the Company harmless from any an all loss, damage, costs and expenses arising from, in connection with. or relating to any actual or alleged violation by Employee of such laws and regulations. The foregoing obligations are in addition to any other obligations under common law, statutory or regulatory provisions, that may be imposed on Employee in his capacity as an officer, director or employee of AvTel.

6. Indemnification and Insurance. The Company shall indemnify Employee to the fullest extent permitted by applicable law and the Company's Bylaws for acts or omissions relating to Employee's services to the Company, provided that Employee was acting in good faith and in a manner he reasonably believed to be in the best interest of the Company. Nothing contained herein shall oblige the Company to purchase or maintain any insurance or other form of financial assurance with respect to this obligation.

7.  Miscellaneous

  A. Succession. This Agreement shall inure to the benefit of and be binding upon the Company, its successors and assigns, and inure to the benefit of and be binding upon Employee and his heirs and personal representatives. The Company shall have the right to assign this Agreement and to delegate all rights, duties and obligations hereunder, in whole or in part, to any subsidiary, subsidiary or parent company of the Company or to any other persons, firm or corporation which acquires either the Company or any subsidiary thereof, or a substantial part of its or their assets, or into which the Company or any subsidiary may merge. The obligations and duties of Employee hereunder are personal and not assignable.

  B. California Law. This Agreement shall be governed by, and construed in accordance with, the laws of the state of California, without regard to choice of law provisions.

  C. Waiver. No failure or delay on the part of any party to this Agreement in exercising any right, power or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any right, power or remedy hereunder.

  D. Notices. All notices and demands among the parties shall be in writing and shall be served (i) in person, (ii) by registered or certified mail, return receipt requested or (iii) by overnight courier service. All notice and demands to the parties hereto shall, if mailed, be addressed to the following addresses:

To the Company:   AvTel Communications, Inc.
            130 Cremona Drive
            Goleta, CA 93117
            Fax No. 805\685-9685,

To Employee:      Frank Dziuba
                  253 Daytona
                  Goleta, CA 93117

The parties may designate in writing, from time to time, such other place or places that such notices and demands may be given.

  E. Arbitration. The exclusive method for resolving any controversy or claim concerning or arising out of, or related to, this Agreement, including, without limitation, the interpretation thereof, any alleged breach thereof and the enforcement thereof, shall be by arbitration in Santa Barbara, California, upon initiation by a party hereto by a written notice to the party demanding arbitration and specifying the controversy or claim to be arbitrated. Any controversy or claim shall be settled and finally determined by a single arbitrator selected in accordance with the following procedure:
Within five (5) business days of the date of delivery of the foregoing notice, the parties shall each provide the other with a list of five (5) retired judges from the Santa Barbara County Superior Court in order of preference and if one or more judge appears on each such lists, the parties shall designate the duplicated judge who is highest in order of preference on both lists to settle and finally determine the controversy or dispute arising hereunder. If no judge is named on both of such lists, then the parties shall have a period of two (2) business days to agree to the designation of a retired judge from the Santa Barbara County Superior Court (who shall not have any conflicts of interest with respect to the subject matter of, or the parties to, such dispute), shall be chosen by the Presiding Judge of the Superior Court of Santa Barbara, State of California. The judge ultimately selected to hear the controversy or dispute hereunder is herein referred to as the "Arbitrator". The Arbitrator shall have the power to award any and all remedies and relief whatsoever deemed appropriate under the circumstances, including, without limitation, money damages and equitable relief. The procedure whereby the evidence (oral/written) relating to the controversy or claim is presented in the arbitration shall be as agreed to by the Arbitrator. The written decision of the Arbitrator shall be binding and conclusive on the parties thereto and enforceable as provided by the laws of the State of California, and judgment on such arbitration decision may be entered by any courts having jurisdiction thereof.

  F. Entire Agreement. This Agreement sets forth the entire understanding between the parties with respect to the subject matter hereof, and there are no terms, conditions, representations, warranties or covenants other than those contained herein. This Agreement supersedes any previous agreements or understandings between the parties with respect to the subject matter hereof, whether written or oral.

  G. Captions. The section captions inserted in this Agreement are for convenience of reference and are not intended to be part of the Agreement.

  H. Severability. If any term of provision of this Agreement or the application thereof to any person or circumstances shall, to any extent, be invalid or unenforceable, the remainder of this Agreement or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby and each term and provision of this Agreement shall be valid and be enforced to the fullest extent permitted by law.

  I. Amendment and Modification. No term or provision of this Agreement may be amended, waived, released, discharged or modified in any respect except in writing signed by the parties hereto.

  J. Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Agreement by signing any such counterpart.

  K. Cost of Enforcement. The prevailing party in any proceeding brought to interpret or enforce any provision of this Agreement or to recover for breach thereof shall be entitled to recover the reasonable fees, expenses and costs of his counsel, plus all other costs and expenses of such proceeding. For purposes of this Agreement, the prevailing party shall be considered to be the party whose final written settlement offer shall be closest to the award of the Arbitrator.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

            AVTEL COMMUNICATIONS, INC. ,
            a Utah Corporation

            By   /s/    ANTHONY E. PAPA
                        ----------------
                         Anthony E. Papa
                         President & Chief Executive Officer



                    /s/  FRANK DZIUBA
                        -------------
                         Employee

            Schedule I

Earn Out Formula

No. of Accounts = (A+B+C+D)-(Adjustments for Prepaid Accounts)+E
                            21

Where A is defined as 1/2 (Fastnet Monthly Accounts - Gross Revenue); adjusted for prepaids;

Where B is defined as 1/2(San Luis Obispo Monthly Accounts - Gross Revenue); adjusted for prepaids;

Where C is defined as Santa Maria Accounts - Gross Revenue; adjusted for prepaids;

Where D is all other Dial-Up Accounts - Revenue (net); adjusted for prepaids;

Where E is all Dedicated Accounts - Signed up from 12/1/96 thru
5/30/96


Additional Notes

1. Accounts must be valid, active accounts for which payments are being received on a current basis (or as to which prepayments have been made during the Earn out Period) and shall not include reinstatements of previously expired accounts or renewals.

2. Prepayments will be adjusted to include valid, active accounts, for which prepays have been made, on the basis of the amounts attributable to such accounts during the Earn Out Period (e.g. if a six month prepayment is made three months prior to end of the Earn Out Period, only three months of prepayments will be considered)

                         EXHIBIT 10.5

                         EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT ("Agreement") is effective as of this 27th day of January, 1997, ("Effective Date") by AvTel Communications,
Inc., a Utah corporation (the "Company") and Steve DeWindt
("Employee"),

WHEREAS, the Company wishes to employ Employee, and Employee wishes to be employed by the Company, on the terms and conditions set forth herein;

NOW, THEREFORE, in consideration of the premises and the mutual promises and covenants contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged. the parties hereto agree as follows:

1.   Term and Locale

     A. The Company hereby employs Employee for an initial term commencing on the Effective Date and ending on January 31, 1999 (the "Term"), unless otherwise earlier terminated as hereinafter set forth, and Employee hereby accepts such employment upon the terms and conditions set forth herein.

     B. The Term may be extended for two (2) consecutive one (1) year terms (each an "Extension Term"), by mutual agreement of the Company and the Employee, Q entered into by no later than three (3) months prior to the expiration of the Term or of the first Extension Term, immediately following the term as the case may be.

     C. During the Term and any Extension Term, Employee shall be based at the Company's executive offices or at such other location as may be reasonably determined by the Employee and the Company's Chief Operating Officer provided, however, that Employee will travel as reasonably required in the performance of his duties hereunder (and as determined by the Company's Chief Operating Officer) and consistent with reasonable business practices.

2.   Office, Title and Duties

     A. During the Term and any Extension Term, Employee shall have the title of President, Business Network Services and, in such capacity, shall perform such duties consistent therewith and as may be designated from time to time by the Chief Operating Officer.

     B. Employee shall devote his best efforts and his full bus s time, at energies to the performance of his duties hereunder, except that nothing contained herein shall prevent Employee from making personal investments or from being a shareholder of, or partner in, or, subject to the prior approval of the Board, from serving as director of, other corporations or entities which are not engaged in the business of providing communications, telecommunications, cable television, telephone, wireless satellite, cellular, data, computer and television service ("Company Business"), subject to the conditions set forth in Section 5 hereof and provided that such activities do not interfere with Employee's obligations hereunder or represent a conflict of interests with the Company. Employee shall perform his duties hereunder faithfully, diligently and at least with such proficiency as is customary in the industry. For purposes hereof, ownership of stock by Employee in any corporation whose stock is listed for trading on a national securities exchange or on the NASDAQ National Market System shall not violate the provisions of this Section 2.B so long as such stock is less than five percent (5 %) of the issued and outstanding voting securities of such corporation.

3.   Salary and Benefits

     A. Base Salary - Term. As compensation for the services to be rendered by Employee pursuant to this Agreement, during the Term, the Company shall pay Employee an annual base compensation of $125,000 ("Base Salary"). When the Company completes an offering of its common stock or any preferred stock convertible into such common stock pursuant to which the net proceeds to the Company are at least $1,000,000, the Base Salary shall be increased, effective as to the first day of the month immediately following the closing of such offering, to $150,000.

          Salary shall be paid in bi-monthly installments during the course of each calendar year during the Term and such salary as well as all bonuses and other remuneration shall be subject to such withholdings and deductions as may be required by law or as otherwise may be in accordance with the normal payroll practices of the Company.

     B. Base Salary and Bonus - Extension Terms. Employee's Base Salary and incentive or other bonuses during each Extension Term shall be determined by the Board of Directors or its Compensation Committee based on such factors as may be considered appropriate including then prevailing practices for executive salaries in the Company and the industry that it serves, the Company's overall performance and the performance of the specific functions and operations over which the Employee has management responsibility.

     C. Quarterly Bonus - Term. Prior to the Effective Date, the Board of Directors will have approved a business plan (the "BNS Annual Plan") for the Company's Business Network Services Division (the "Division") for the calendar year ended December 31, 1997. A copy of the BNS Annual Plan will be promptly furnished to Employee. The BNS Annual Plan establishes or will establish certain performance objectives for the Division based on, among other things the number of customers, sites, Value Added Resellers (WAR's"), revenues and staffing. Employee shall be entitled to receive a bonus (the "Quarterly Bonus") based on the Division's achievement of quarterly objectives, expressed in terms of number of installed sites, set forth in the BNS Annual Plan. For these purposes, the number of installed sites will be based on sites with monthly recurring revenues of at least $500 per month and a term of at least twelve
(12) months. The amount of such Quarterly Bonus for the first year of the Term shall be $25,000 if 100% of the performance objective is achieved. Actual amounts will depend on the extent to which such performances objectives are achieved. for example:

Achievement Level                            Quarterly Bonus Amount
(% of Performance Objective)

     80%                                          $20,000
     100%                                          25,000
     120%                                          30,000



The Quarterly Bonus for the quarter ending March 31, 1997 and the applicable performance objectives will be adjusted to reflect Employee's commencement of employment as of the Effective Date. No Quarterly Bonus shall be due if the Achievement Level is less than 80% of the Performance Objective. In no event shall the Quarterly Bonuses for the first and second quarters of CY 1997 exceed $30,000 and $37,500, respectively. The determination of whether and to what extent the performance objectives have been achieved for any particular quarter and the amount of Quarterly Bonus payable shall be made by the Board of Directors from the Company's financial and other books and records as promptly as practicable following end of each quarter. Prior to December 3 1, 1997, the Board of Directors will adopt, approve and provide to Employee a BNS Annual Plan for the year ended December 31, 1998 which shall set forth performance objectives and provisions for Quarterly Bonuses to be calculated and determined in a manner similar to that described for CY 1997. Quarterly Bonuses shall be payable within thirty (30) days following the end of each quarter.

     D. Annual Bonus - Term The Employee shall be eligible to receive an annual bonus ("Annual Bonus") for each calendar year ending during the Term on the basis of a combination of performances objectives including (i) performance objectives established for the Division under the BNS Annual Plan for such year, (ii) the achievement, by the Company on an overall basis, of the goals and objectives established under the Company's Annual Plan, as described in Section 31, below, and (iii) such other factors as may be determined by the Board or the Compensation Committee. The amount of this Annual Bonus payable shall depend on the extent to which performance objectives are actually achieved, in substantially the same manner as described in Section 3C above, with up to $50,000 and up to $100,000 being payable as Annual Bonuses for the years ended December 31, 1997 and 1998, respectively, based on achieving 100% of the combined performance objectives for each year. The combined performance objectives for the 1997 Annual Bonus and the weighting assigned to each component are as follows:

     * achievement of performance objectives under the BNS Annual Plan expressed in terms of the number of VARs and customers (30%)

     * the Company's achievement of EBITDA objectives set forth in the Annual Plan (50%)

     * establishment and continuation of vendor relationships of significant benefit to the Company as determined by the Board or its Compensation Committee (20 %).

     E. Restricted Stock and Stock Option Grants. Reference is made to the Company's 1997 Stock Incentive Plan (the "1997 Plan), a copy of which has been provided to the Employee. The Employee and Company acknowledge the Company has submitted the 1997 Plan to its shareholders for approval at the Annual Meeting of Shareholders scheduled for February 27, 1997. Subject to approval by the shareholders of the 1997 Plan, and in accordance with the terms of the 1997 Plan and provided Employee continues to be employed by the Company, the Company agrees to grant Restricted Stock Awards and Stock Options (as defined in the 1997 Plan) as follows:

     (1) Signing Bonus.

          * A Restricted Stock Award for 25,000 shares shall be issued to the employee effective as of the Effective Date, one half of which will Vest on the first anniversary of the Effective Date and the remaining one half shall Vest on the second anniversary of the Effective Date subject to the terms and conditions of the 1997 Plan; and

          * A Stock Option for the purchase of 25,000 shares of the Company's common stock at a purchase price of $1.25 per share shall be granted to the Employee as of the Effective Date exercisable to the extent of

               50% of such option on the first anniversary of the Effective Date and the remaining 50% on the second anniversary of the Effective Date subject to the terms and conditions of the 1997 Plan.

     (2) Stock Grant/Options.

          * Restricted Stock Awards of 50,000 shares each will be granted to Employee as of the Effective Date and as of the first anniversary of the Effective Date. In each case these grants will Vest one year after the date of grant provided the Employee is still employed on such date.

          * Stock Options for the purchase of an aggregate of 100,000 shares hall be granted in four (4) installments of 25,000 shares each with the first grant to be issued as of the Effective Date and each subsequent grant to be issued every six (6) months thereafter. The price at which such Stock Options will be granted shall be the Fair Market Value (as defined in the 1997 Plan) as of the Date of Grant. Such Stock Options may be exercised (purchased) six
               (6) months following the Date of Grant. The first option installment shall be priced at $1.25 per share.

     F. Adoption of Annual Plan The Board of Directors or, at its election, its Compensation Committee, shall, from time to time, and on or before such date during each calendar year as shall be determined by the Board or such Committee, adopt and approve a business plan with respect to financial, operating and other performance expectations and objectives for each fiscal year ("Annual Plan").

     G. Business Expense. The Company will reimburse Employee for such actual and reasonable business, travel, automobile (mileage expenses but not car allowance) home-office expenses (telephone service, Internet connections, fax lines and the like) relating to the performance of his duties, and entertainment expenses as may be incurred by him from time to time during the Term in the performance of his duties and responsibilities hereunder and in accordance with
(a) policies, procedures and practices established from time to time by the Company and (b) applicable provisions of the Internal Revenue Code. Such reimbursements will be made upon the presentation by Employee of an itemized account of such expenditures, setting forth the date, the purpose for which incurred, and the amounts thereof, together with such receipts showing payment as may be required by the

Company's policies. Employee will exercise his best efforts to not undertake any business, travel or other reimbursable expenses in excess of $1,000 (or such higher limits as may from time to time be established by the Company without the prior consent of the Chief Operating Officer.


     H. Benefits. Employee shall be entitled to customary and usual employee benefits including a 401 (K) Plan, group medical and health insurance and other benefits if, as and when obtained by the Company, subject to the terms of these plans including co-pays, deductibles and Employee-paid portions or premiums. The Company shall reimburse Employee for that portion, if any, of medical and health insurance premiums, if any, that Employee continues to pay as his share of such premium expense in connection with continuation of benefits provided by a prior employer under COBRA. During the Term, the Company shall also reimburse Employee for premium expenses, not exceeding $150 per mouth, for the purchase by Employee of term life insurance with a total aggregate death benefit not exceeding $750,000.

     I. Vacations, Sick Leave and Leave of Absence- Employee shall be entitled to take five (5) weeks of paid vacation which shall accrue monthly during each calendar year of the Term, and which vacation shall be taken at times determined by Employee and acceptable to the Chief Operating Officer of the Company, which do not unreasonably interfere with the performance of his duties hereunder. During the first six (6) months of the Term, it is anticipated that Employee will not use more than two (2) weeks of vacation. Any such vacation shall otherwise be in accordance with such policies as the Company may from time to time establish including policies with respect to maximum limits on vacation accruals.

     J. Stock Options. In addition to the stock option provisions described above, the Board of Directors or its Compensation Committee will, as part of the Company's overall executive compensation plan, allocate a number of options for possible under the 1997 Plan to various executive positions within the Company, including the position to be held by Employee. Employee will be eligible to participate in the 1997 Plan with respect to the options to be allocated to his position provided that the actual grant of Stock Options with respect to such allocation and the terms, including exercise price the number of shares subject to such options, the date of grant and other conditions, of such options shall be determined by the Board or the Committee in its sole discretion.

4. Termination. Salary, and other consideration and benefits, and the employment of Employee by the Company may be terminated by the Company as provided in this Section 4 as follows:

     A. Death. In the event of Employee's death, the Company shall pay to the persons designated by Employee or, in the event Employee fails to designate such persons, to Employee's estate any accrued, but unpaid, Base Salary to the date of death and the Company shall pay for any accrued but unused vacation through the date of death. This Agreement shall be deemed to terminate upon the death of Employee as though it had expired by its own terms.

     B. Cause. Employee's employment hereunder may be terminate by the Company at any time during the Term or any Extension Term for Cause (as hereinafter defined). For purposes hereof, the term "Cause" shall mean any of the foregoing:

          1. The failure of Employee to perform any of his material obligations under this Agreement and such failure shall not be cured within 30 days of notice to Employee;

          2. The failure of Employee to achieve at least 60% of the quarterly objective set forth in the BNS Annual Plans during any two consecutive quarters;

          3. Employee has been dishonest or has committed willful misconduct or fraud in any matter materially affecting the Company; or

          4. Employee has misrepresented any material fact to the Company or been convicted of a felony.

In the event this Agreement is terminated for Cause, the Company's sole liability shall be to pay Employee any accrued but unpaid Salary to the date of termination and shall pay Employee for any accrued but unused vacation through termination.

     C. Disability. The Company may terminate this Agreement upon written notice to Employee by reason of Employee's disability. For the purpose of this Agreement, "Disability" shall be defined as inability by Employee, due to illness (other than the use/abuse of illegal narcotics, alcohol or other intoxicating substances), accident, mental deficiency or similar incapacity or legal requirements, to render his regular duties for the Company required pursuant to this Agreement for a period of one hundred twenty (120) days in any twelve (12) month period. Any termination of employment pursuant to this Section 4.C shall not be deemed to be for "Cause" within the meaning of Section 4.B hereof. In the event that the Company exercises its right to terminate Employee's employment pursuant to this Section 4.C, the Company's sole liability shall be to pay Employee any accrued but unpaid Salary through the date of termination and shall pay Employee any accrued but unused vacation through the date of termination. Any payments of Salary provided for hereunder shall be proportionally reduced by any payments which Employee may be entitled to under any existing disability insurance policy maintained by the Company. In the event this Agreement is terminated in accordance with this Section 4.C, the Company shall not be obligated to pay Employee any amounts, except as expressly set forth in this Section 4.C or by law.

     D. Expiration Term or Extension Terms. Upon expiration of the Term or any Extension Term, any continued employment by the Employee shall be on an "at-will" employment basis and either the Company or the Employee may terminate the employment relationship with or without cause or notice.

5.   Employee Covenants

     A.   Non-Competition and Non-Solicitation.   During Employee's
employment by the Company, Employee shall not own or have any material interest directly in, or act as an officer, director (unless approved by the Board of Directors, at its sole discretion), agent or consultant of, or assist in any way or in any capacity, any person, firm, association, partnership, corporation, or entity which shall be competitive with the Company Business or any other business then engaged in by the Company, in any area where the Company engages or plans to engage in business. Employee shall not, for a period of one
(1) year from the expiration of the Term, any Extension Term or earlier termination of this Agreement, solicit any employees or customers of the Company, provided however that this restrictive covenant shall not prevent advertising employment openings in newspapers and trade journals of general circulation. During such one
(1) year period, Employee shall not solicit any customers of the Company provided however that this restrictive covenant shall not apply to Employee if his termination of employment was for reasons other than Cause. In no event may Employee's solicitation activities use any Company confidential or proprietary information.

     B. Non-Disclosure of Confidential Information. Employee acknowledges that any disclosure of confidential and proprietary information or trade secrets of substantial value to the Company or its customers (collectively the "Confidential Information") would do great harm to the Company and agrees as follows:

          (1) Confidential Information. As used in this Agreement, the term "Confidential Information" without limitation, refers to and includes any and all (i) matters of a technical nature, including without limitation, trade secrets, systems, software and hardware, features, specifications, techniques, copyrighted matters, patented or patentable inventions, plans, methods, drawings, data, tables, calculations, documents or other paperwork, computer programs, narratives, flow charts, formulae and devices, and (ii) matters of a business nature, including without limitation, business and marketing plans, financial statements and projections, dealings and distribution arrangements, objectives, locations, customer information, customer needs and formulations, plans for future development, information about costs, profits, pricing policies, markets or sales information reporting actual or prospective strategic alliances, mergers, acquisitions, divestitures or other forms of business combinations, new products or service introduction plans, information concerning salaries, compensation and skills, experience and capabilities of the Company's employees, and any other information of similar nature not available to the public. This Agreement covers the Confidential Information of the Company and its customers.

          (2) Use of Confidential Information. Employee acknowledges that any disclosure or use by him of Confidential Information other than on behalf of the Company will cause irreparable harm and injury to the Company and, therefore, agrees that the Confidential Information will. be used solely in connection with the performance of Employee's duties under this Agreement, will not be used by Employee for commercial purposes and will be kept confidential by Employee. Without limiting the generality of the foregoing, Employee will not utilize any Confidential Information in the rendering of services to any other employer or person. Following the termination of Employee's employment with the Company, Employee shall not solicit any employee of the Company possessing Confidential Information regarding the Company. The Company may, in its sole discretion, disclose to any subsequent employer of Employee, or any person having a business relationship with Employee, the contents of this Section 5.

          (3) Exclusions. The term "Confidential Information" does not include any information which meets any of the following criteria: (i) at the time of disclosure is a matter of public record or is available to or known by The public other than as a result of a disclosure, directly or indirectly, by Employee in violation of this Agreement), (ii) had been publicly disclosed by the Company (other than as a result of a disclosure, directly or indirectly, by Employee in violation of this Agreement), (iii) has been independently acquired or developed by Employee without violating any of Employee's obligations under this Agreement or otherwise, or (iv) at the time of disclosure is not identified or characterized as being confidential or proprietary to the Company (either by appropriate markings or legends, by oral admonitions as to the confidential or sensitive nature thereof, or by reference to the circumstances under which such disclosure is made which, by the nature of the information or the fiduciary or other confidential nature of the relationships between the Company and the persons to whom such disclosure is made, may reasonably be expected to create the inference that such information is confidential or proprietary to the Company).

          (4) Invention Assignment and Other Agreements. The
Employee agrees, upon the request of the Company, and without further or additional consideration, to execute and deliver to the Company such other agreements, documents, disclosures and certificates as may be reasonably necessary or appropriate as determined by the Company in its sole discretion exercised in good faith to confirm the nondisclosure and non-use restrictions and limitations imposed on Employee with respect to the Company's Confidential Information and, with respect to any inventions conceived or reduced to practice by Employee during the Term or any Extension Term, or otherwise during the course and in the scope of the Employee's employment relationship with the Company, to disclose such inventions to the Company and to assign, transfer and convey to the Company any and all patent, trade secret, copyright, mark rights or other intellectual or industrial property rights associated therewith.

     C. Delivery of Property. Upon termination of Employee's employment with the Company, Employee shall deliver to the Company all books, records, lists of customers and other property belonging to the Company or developed in connection with the business of the Company and all copies thereof, whether or not such constitutes Confidential Information.

     D. Reasonableness. In the event any court shall finally hold that any provision of this Section 5 constitutes an unreasonable restriction against Employee, the provision hereof shall not be rendered void but shall apply as to such provision to such extent as such court may judicially determine or indicate constitutes a reasonable restriction under the circumstances involved.

     E. Survival. The provision of this Section shall survive the termination of this Agreement and shall run to and inure to the benefit of the Company, its successors and assigns.

     F. Company Policies. The Employee agrees to adhere to any and all policies and procedures that are adopted from time to time by the Company by action of its Board of Directors or senior executive officers with respect to corporate governance and business conduct matters or otherwise required in order to comply with applicable laws and regulations, including, for example, not by way of limitation, policies and procedure with respect to compliance with insider trading laws and regulations, employment and labor matters and other similar regulatory or legal provisions.

6. Indemnification and Insurance. The Company shall indemnify Employee to the fullest extent permitted by applicable law for acts or omissions relating to Employee's services to the Company, provided that Employee was acting in good faith and in a manner he reasonably believed to be in the best interest of the Company

7.   Miscellaneous

     A. Succession. This Agreement shall inure to the benefit of and be binding upon the Company, its successors and assigns, and inure to the benefit of and be binding upon Employee and his heirs and personal representatives. The Company shall have the right to assign this Agreement and to delegate all rights, duties and obligations hereunder, in whole or in part, to any subsidiary, subsidiary or parent company of the Company or to any other persons, firm or corporation which acquires either the Company or any subsidiary thereof, or a substantial part of its or their assets, or into which the Company or any subsidiary may merge. The obligations and duties of Employee hereunder are personal and not assignable.

     B. California Law. This Agreement shall be governed by, and construed in accordance with, the laws of the state of California, without regard to choice of law provisions.

     C. Waiver. No failure or delay on the part of any party to this Agreement in exercising any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any right, power or remedy hereunder.

     D. Notices. All notices and demands among the parties shall be in writing and shall be served (i) in person, (ii) by registered or certified mail, return receipt requested or (W) by overnight courier service. All notice and demands to the parties hereto shall, if mailed, be addressed to the following addresses:

          To the Company:     AvTel Communications, Inc.
                              130 Cremona Drive, Suite C
                              Santa Barbara, CA 93117
                              Fax No. 805\685-9685

          To Employee:        Mr. Steve DeWindt
                              2 Shelter Cove
                              Laguna Niguel, CA 92677
                              Fax No. 714\488-3731


The parties may designate in writing, from time to time, such other place or places that such notices and demands may be given.

     E. Arbitration. The exclusive method for resolving any controversy or claim concerning or arising out of, or related to, this Agreement, including, without limitation, the interpretation thereof, any alleged breach thereof and the enforcement thereof, shall be by arbitration in Los Angeles, California, upon initiation by a party hereto by a written notice to the party demanding arbitration and specifying the controversy or claim to be arbitrated. Any controversy or claim shall be settled and finally determined by a single arbitrator selected in accordance with the following procedure: Within five (5) business days of the date of delivery of the foregoing notice, the parties shall each provide the other with a list of ten (10) retired judges from the Los Angeles County Superior Court in order of preference and if one or more judge appears on each such lists, the parties shall designate the duplicated judge who is highest in order of preference on both lists to settle and finally determine the controversy or dispute arising hereunder. If no judge is named on both of such lists, then the parties shall have a period of two (2) business days to agree to the designation of a retired judge from the Los Angeles County Superior Court (who shall not have any conflicts; of interest with respect to the subject matter of, or the parties to, such dispute), shall be chosen by the Presiding Judge of the Superior Court of Los Angeles, State of California. The judge ultimately selected to hear the controversy or dispute hereunder is herein referred to as the "Arbitrator". The Arbitrator shall have the power to award any and all remedies and relief whatsoever deemed appropriate under the circumstances, including, without limitation, money damages and equitable relief. The procedure whereby the evidence (oral/written) relating to the controversy or claim is presented in the arbitration shall be as agreed to by the Arbitrator. The written decision of the Arbitrator shall be binding and conclusive on the parties thereto and enforceable as provided by the laws of the State of California, and judgment on such arbitration decision may be entered by any courts having jurisdiction thereof.

     F. Entire Agreement. This Agreement sets forth the entire understanding between the parties with respect to the subject matter hereof, and there are no terms, conditions, representations, warranties or covenant other than those contained herein. This Agreement supersedes any previous agreements or understandings between the parties with respect to the subject matter hereof, whether written or

     G. Captions. The section captions inserted in this Agreement are for convenience of reference and are not intended to be part of the Agreement.

     H. Severability. If any term of provision of this Agreement or the application thereof to any person or circumstances shall, to any extent, be invalid or unenforceable, the remainder of this Agreement or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby and each term and provision of this Agreement shall be valid and be enforced to the fullest extent permitted by law.

     I. Amendment and Modification. No term or provision of this Agreement may be amended, waived, released, discharged or modified in any respect except in writing signed by the parties hereto.

     J. Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Agreement by signing any such counterpart.

     K. Cost of Enforcement. The prevailing party in any proceeding brought to interpret or enforce any provision of this Agreement or to recover for breach thereof shall be entitled to recover the reasonable fees, expenses and costs of his counsel, plus all other costs and expenses of such proceeding. For purposes of this Agreement, the prevailing party shall be considered to be the party whose final written settlement offer shall be closest to the award of the Arbitrator.


IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                              AVTEL COMMUNICATIONS, INC.
                              A Utah Corporation

                              By:  /s/ JAMES P. PISANI
                                   -------------------
                                   James Pisani
                                   Chief Operating Officer



                                   /s/ D. STEPHEN DEWINDT
                                   ----------------------
                                   Steve DeWindt, Employee

               AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT

This Amendment No. 1 to Employment Agreement ("Amendment") is effective as of the 28th day of February, 1997 ("Amendment Date") and is entered into by and between AvTel Communications, Inc., a Utah corporation (the "Company"), and Steve DeWindt ("Employee") for the purposes of amending that certain Employment Agreement, effective as of January 27, 1997, by and between the Company and Employee ("Agreement").

                              RECITALS

     A. The Company and Employee previously entered into the Agreement; and

     B. The Company and Employee wish to amend and revise certain provisions of the Agreement, effective as of the Amendment Date, all in accordance with the terms no conditions of this Amendment.

     NOW, THEREFORE, in consideration of the premises, the promises and covenants contained herein and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

1.   Salary and Benefits. Subsection E of Section 3, "Salary and
Benefits", of the Agreement is hereby deleted in its entirety and the following substituted in lieu thereof:

     "E. Restricted Stock and Stock Option Grants. Reference is made to the Company's 1997 Stock Incentive Plan (the "1997 Plan"), a copy of which has been provided to the Employee and which was approved by the Company's shareholders at the Annual Meeting of Shareholders on February 27, 1997. Subject to the terms of the 1997 Plan and provided Employee continues to be employed by the Company, the Company agrees to grant Stock Options (as defined in the 1997 Plan) as follows:

          (1) Signing Bonus. A Stock Option for the purchase of 50,000 shares of the Company's common stock at a purchase price of $1.25 per share (1) shall be granted to the Employee as of the Effective Date exercisable to the extent of 50% of such option on the first anniversary of the Effective Date and the remaining 50% on the second anniversary of the Effective Date subject to the terms and conditions of the 1997 Plan.

          (2) Stock Options. Stock Options for the purchase of an additional 50,000 shares shall be awarded as of the Effective Date. The price at which such Stock Options will be granted shall be the $1.25 per share, the Fair Market Value (as defined in the 1997 Plan) as of the Date of Grant. Such Stock Options may be exercised (purchased) six (6) months following the Date of Grant.

2. No Other Amendments. Except as expressly provided herein, there are no other amendments, changes, revisions or alterations to the Agreement and all the terms and conditions of the Agreement remain in full force and effect, except as expressly set forth herein.

IN WITNESS WHEREOF, the parties have executed this Amendment as of the Amendment Date.

                              AVTEL COMMUNICATIONS, INC.,

                              By:  /s/ JAMES PISANI
                                   -------------------
                                   James Pisani
                                   Chief Operating Officer



                                   /s/ STEVE DEWINDT
                                   ----------------------
                                   Steve DeWindt, Employee

                         EXHIBIT 23.1







Independent Auditors' Consent



The Board of Directors
Avtel Communications, Inc.


We consent to incorporation by reference in the Registration Statement (No. 333-30725) on Form S-8 of Avtel Communications, Inc. of our report dated December 5, 1997, relating to the consolidated balance sheet of Avtel Communications, Inc. as of September 30, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended, which report appears in the annual report on Form 10-KSB of Avtel Communications, Inc. for the fiscal year ended September 30, 1997.



/s/ KPMG PEAT MARWICK LLP

KPMG PEAT MARWICK LLP



Shreveport, Louisiana
January 9, 1998

                         EXHIBIT 23.2


                                                           EXHIBIT 23.2


                 CONSENT OF INDEPENDENT AUDITORS


       We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 333-30725) filed by AvTel
Communications, Inc. of our report dated October 14, 1997, with respect to the financial statements of AvTel Holdings, Inc. at and for the period from inception (July 16, 1996) to September 30, 1996.





                                /s/ MACFARLANE, FALETTI & CO. LLP

                                  MACFARLANE, FALETTI & CO. LLP


Santa Barbara, California
January 9, 1998