Form 10-K
period 1997-12-31
AVTEL COMMUNICATIONS INC/UT
filed 1998-04-14
CIK 1005974

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934.

For Fiscal Year Ended: December 31, 1997

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT
    OF 1934.

For the transition period from ____________ to ___________.

Commission file number        0-27580

                           AvTel Communications, Inc.
                           --------------------------
                       (Name of Registrant in Its Charter)

        Delaware                            87-0378021
        --------                            ----------
(State or Other Jurisdiction of           (I.R.S. Employer
Incorporation or Organization)           Identification No.)

501 Bath Street, Santa Barbara, CA             93101
-----------------------------------            -----
(Address of Principal Executive Offices)      (Zip Code)

                           (805) 685-0355
                           --------------
           (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Act:

Common Stock Par Value $0.01
-----------------------------
(Title of class)

     Indicated by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
   -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $29,173,500, computed at the average bid and asked price of such Common Stock as of March 13, 1998.


APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of March 15, 1998, there were 9,522,247 shares of the Registrant's Common Stock, par value $0.01, issued and outstanding, excluding treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated by reference to the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on or about May 28, 1998, which will be filed with the Commission within 120 days after the end of the Registrant's fiscal year.

TABLE OF CONTENTS


Item Number                                                  Page Number

PART I

1.  Business                                                       3

2.  Properties                                                    12

3.  Legal Proceedings                                             12

4.  Submission of Matters to a Vote of Security Holders           12



PART II

5.  Market for Common Equity and Related Stockholder Matters      13

6.  Selected Financial Data                                       14

7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                           16

7A. Quantitative and Qualitative Disclosures about
    Market Risk                                                   22

8.  Financial Statements and Supplementary Data                   22

9.  Changes in and Disagreements With Accountants on
    Accounting and Financial Disclosure                           22


PART III

10. Directors and Executive Officers of the Registrant            22

11. Executive Compensation                                        22

12. Security Ownership of Certain Beneficial Owners and
    Management                                                    23

13. Certain Relationships and Related Transactions                23

14. Exhibits, Financial Statement Schedules and
    Reports on Form 8-K                                           23

                                     PART I

ITEM 1.  BUSINESS


INTRODUCTORY STATEMENT
----------------------

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). FORWARD-LOOKING STATEMENTS ARE STATEMENTS OTHER THAN HISTORICAL INFORMATION OR STATEMENTS OF CURRENT CONDITION AND RELATE TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY.
FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S STRATEGIES, PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS. SOME FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY USE OF SUCH TERMS AS "BELIEVES," "ANTICIPATES," "INTENDS" OR "EXPECTS." THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE CAUTIONARY STATEMENTS MADE IN THIS ANNUAL REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS ANNUAL REPORT.

BACKGROUND
----------

General

     AvTel Communications, Inc. (the "Company" or "AvTel") is a provider of broadband network services integrating voice, data and video solutions for individuals and corporate customers. The Company sells and markets a broad range of telecommunications and advanced network services through independent value added resellers and internal direct sales professionals. The Company targets mid-size corporations, small-office home-office professionals and select residential market segments.

    The  Company was  formerly a Utah  corporation.  On  December  1, 1997,  the
Company merged with and into its wholly-owned Delaware subsidiary, thus effecting the Company's reincorporation in Delaware (the "Reincorporation Merger"). The conversion of the Company's stock in the Reincorporation Merger resulted in an effective one-for-four reverse stock split, which was effective on December 1, 1997 (the "Reverse Stock Split"). All share and option numbers and prices set forth herein have been adjusted to reflect the Reverse Stock Split.

History

     The Company was incorporated on October 31, 1981, but did not commence its current business until February, 1995 when it acquired, through a subsidiary, an 80% interest in The Friendly Net, LLC ("TFN") a Utah limited liability company. TFN is a Utah-based Internet Service Provider ("ISP"). The remaining 20% interest in TFN was acquired by the Company in March 1997.

     Prior to October 23, 1996, the Company conducted operations under the name "Hi, Tiger International, Inc.". The name change was effected in connection with the Company's acquisition of AvTel Holdings, Inc., a California corporation ("AHI") on that date. As a result of the acquisition of AHI, the Company implemented a complete change in its Board of Directors and executive management, began to pursue several acquisitions and strategic alliances and started development of a sales and operational strategy to position the Company as a telecommunications carrier providing a comprehensive array of broadband voice and data network services.

     The acquisition of AHI was effected pursuant to the merger of a wholly-owned subsidiary of the Company with and into AHI (the "AHI Merger") as a result of which the Company acquired 100% of the issued and outstanding capital stock of AHI in exchange for 1,063,127 shares of the Company Common Stock, representing approximately 61% of the issued and outstanding Company Common
Stock after giving effect to the AHI Merger, and 250,000 shares of newly authorized shares of the Company's Series A Convertible Preferred Stock. For accounting purposes, the acquisition was treated as a reverse acquisition with AHI as the acquirer.

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

     On December 1, 1997, the Company acquired Matrix Telecom, Inc., a privately-held Texas corporation ("Matrix") by means of a share for share exchange (the "Share Exchange"). Matrix is a provider of long distance telephone services. See "Background - Acquisition of Matrix" below. The Reincorporation Merger and the Reverse Stock Split were conditions to the closing of the Share Exchange.

Acquisition of Matrix.

     AvTel and Matrix entered into a Stock Exchange Agreement dated April 29, 1997, and subsequently amended (the "Exchange Agreement"), pursuant to which the persons or entities who owned the issued and outstanding common stock of Matrix ("Matrix Stockholders") would transfer to AvTel all of their Matrix stock and, in exchange, AvTel would issue to the Matrix Stockholders shares of the AvTel's Common Stock (the "Share Exchange"). The Share Exchange was completed pursuant to the terms of the Exchange Agreement on December 1, 1997. Following the Share Exchange, the former Matrix Stockholders now own approximately 81% of the issued and outstanding Common Stock of the Company. For accounting purposes, the acquisition was treated as a reverse acquisition with Matrix as the acquirer.

      In connection with the completion of the Share Exchange, the Matrix Stock Holders and the Company entered into a Registration Rights and Lockup Agreement dated December 1, 1997 (the "Registration Rights and Lockup Agreement"). Pursuant to the Registration Rights and Lockup Agreement, certain persons and entities who hold an aggregate of 67.4% of the outstanding Matrix Common Stock (85.2% of the outstanding Matrix Common Stock, excluding the shares held by New Best Connections Inc., a wholly-owned subsidiary of Matrix; "Best") agreed, for a two-year period commencing on the closing of the Share Exchange, not to offer, pledge, sell, or otherwise dispose of any shares of the Company issued to them pursuant to the terms of the Exchange Agreement. The Matrix Stockholders who have agreed to this two-year lockup period are Ronald L. Jensen, his adult children (James J. Jensen, Jami J. Jensen, Janet Jensen Krieger, Jeffrey J. Jensen, and Julie J. Jensen), and United Group Association, Inc. and UA Plus, Inc. (which are controlled by Mr.
Jensen and his adult children).

     The Registration Rights and Lockup Agreement requires that the Company use its best efforts to become listed on the NASDAQ SmallCap Market or the NASDAQ National Market and to file a shelf registration statement providing for the sale by the Matrix Stockholders of all securities issued to them in connection with the Exchange Agreement, subject to the two-year holding restriction imposed on certain of the Matrix Stockholders described above. Under the Registration Rights and Lockup Agreement, the Company is obliged to use its reasonable efforts to keep the shelf registration statement effective on a continuous basis for a period described in the Registration Rights and Lockup Agreement. If the Company's securities are not listed on the NASDAQ SmallCap Market or the NASDAQ National Market within six months following the Closing or if the Company is unable to qualify for use of a shelf registration statement within such period, the Matrix Stockholders (other than those subject to the two-year restriction) are entitled to demand that the Company register the AvTel Common Stock received by them in connection with the Share Exchange on any registration statement then available to the Company. The Matrix Stockholders may also require the Company to undertake up to two additional demand registrations of their securities. All costs and expenses of both shelf and demand registrations (excluding any underwriting discounts and fees of counsel to the Matrix Stockholders) will be borne by the Company.

     Pursuant to the terms of the Exchange Agreement, Barry A. Peters and Frank Dziuba resigned as directors of the Company immediately prior to the completion of the Share Exchange. Also pursuant to the terms of the Exchange Agreement, on December 1, 1997, John E. Allen, Ronald W. Howard and Gregory T. Mutz were appointed to fill vacancies on the Company's Board of Directors.

BUSINESS OF THE COMPANY
------------------------

     As noted above, the Company is a provider of broadband network services integrating voice, data and video solutions for individuals and corporate customers. The Company sells and markets a broad range of telecommunications and advanced network services through independent value added resellers and internal direct sales professionals. The Company targets mid-size corporations, small-office home-office professionals and select residential market segments through two primary business units; Business Network Services ("BNS") and Consumer Markets.

Business Network Services

     BNS targets mid-size corporate customers for their broadband data and voice network needs. Leading this sales strategy, the Company's objective is to become the underlying telecommunications carrier for the transport of data, voice and video traffic over various wide area network configurations and protocol. Through a value-added sales process, BNS designs, provisions and manages its customers' networks. BNS will provide a host of additional value added services assisting its customers create enhanced intranet and extranet applications. The Company believes its strategy to focus on the corporate customer for wide-area network ("WAN") and global-area network ("GAN") needs offers significant opportunity. BNS cross-markets to its customer base a variety of traditional telecommunications products and services such as long distance telephone service, executive calling cards and wireless paging.

     Industry. Information technology is fast becoming the driving force in telecommunications. The Company's BNS strategy is driven by corporate end users' needs for network connectivity as a result of new software applications and technology advancements developed in the information technology arena. This is becoming a critical element in the ability of businesses, professional and other organizations to improve productivity and lower costs. This can be accomplished through the use of a variety of telecommunications services, including branch office, remote office and telecommuter networking ("intranets") as well as providing network access to customers, vendors, financial institutions ("extranets") and the Internet. While management expects that these factors will result in an increased market demand for these services, there are no assurances regarding the size of such demand or that the Company will be selected to provide its services in response to such demand.

     Strategy. The implementation of this strategy involves the creation and marketing of products and services designed for business applications under BNS. BNS is developing and implementing sales and marketing strategies which result in monthly, recurring revenues from networking customers under multi-year term agreements. The group's primary sales channel is an agent program through which BNS distributes its services through value added resellers ("VARs") of information technology products. BNS leverages the existing customer relationships of these channel partners gaining more immediate access to a wider group of prospective customers and greater credibility in the sales process. Additionally, this VAR channel becomes the service organization for BNS customers requiring on-site repair and maintenance visits. BNS also deploys a direct sales force, targeting specific niche industries. However, this strategy is in its formative stages and the Company is recruiting, hiring, training and developing the personnel resources necessary to manage and staff the sales and marketing efforts. Delays or other difficulties in these recruitment and other activities could adversely affect the Company's ability to timely and effectively implement these revenue-generating objectives.

     Internetworking. At an increasing rate, business, professional and other organizations are seeking to inter-network their local area networks ("LANs") and WANs to share information and computing resources for applications such as e-mail, transaction processing, the sharing of databases, multi-site engineering and product development and electronic image transfer. The communications traffic of many organizations has grown steadily during the past two decades leading to enterprise-wide networks facilitating rapid and efficient data communications between work groups, departments and branch locations. Additionally, a shift to enterprise-wide remote access has occurred due to increased business mobility, increased telecommuting, reduced cost of WAN services and widespread adoption of remote access standards. Internet and remote access devices extend the organization network beyond the branch office, bringing remote users closer to the enterprise and permitting connection to the corporate LAN so users can work anywhere, any time. Users can access e-mail, databases and servers as if they were in the corporate office.

     The Company believes that, as a result of these shifts, internetworking, the method used for interconnecting networks, has been undergoing rapid growth over the past ten years. This is reflected in the significant growth in sales and distribution of routers, remote access servers, intranet software and other various components that enable internetworking. As the computing paradigm migrates to client-server architectures, enterprise-wide networks allow those technologies to be implemented. The Company's strategy recognizes the opportunity to bridge the gap between telecom and computer providers and simplify networking complexities by becoming a single point of contact.

     Connectivity and Bandwidth. The Company believes that communications requirements such as bandwidth availability and network design are replacing computer requirements such as processor speed, memory or operating systems as the delimiting factors for business applications. Video conferencing, remote patient diagnostics with medical imaging and telecommuting are all business applications in which the success of the deployment is defined by the available bandwidth. The ultimate realization of this trend is the World-Wide Web ("WWW") and applications developed with Internet-specific tools such as SUN Microsystems' Java. These Web applications are computer platform and operating system independent but depend entirely upon connectivity and bandwidth for successful deployment and execution.

     As a result, connectivity is becoming one of the most important factors in enhancing business productivity and customer service. Large corporations have historically created private wide area networks through leased dedicated data lines. However, dedicated point-to-point facilities have several deficiencies: leased lines are very expensive; remote offices and telecommuters are omitted; and leased lines are not suited for unscheduled and asynchronous communications. Accordingly, small and medium size companies that have sought the benefits of internetworking have been required to use modems and dial-up telephone lines which are generally too slow to handle today's applications.

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

Consumer Markets

     The Company's Consumer Markets group targets home-based office professionals and select residential customers primarily for domestic and international long distance telephone services, wireless paging, 800 numbers and calling cards. This group sells its portfolio of services through third party distributors such as agent organizations and affiliate groups. These products and services are marketed under the MatrixTM brand name and provided through the Company's wholly owned subsidiary, Matrix.

     Additionally, the Consumer Markets group sells and markets Internet services to business and residential customers in select geographic locations. Through the Company's Internet service subsidiaries, the Company services the areas of San Luis Obispo, Santa Barbara and Ventura counties in California and Salt Lake City, Utah. The Company's Internet service subsidiaries cross-market a variety of products and services including WAN connectivity, software, Web development and long distance telephone service.

     The Consumer Markets group provides long distance telephone and other services to customers in 49 states. The Company is fully certified or registered in all states where required and operates under Section 214 authority from Federal Communications Commission ("FCC"). The Company, through a wholly owned subsidiary has a national-deployed Carrier Identification Code ("CIC"). The CIC permits the Company to market to subscribers of other carriers by having the customer dial the CIC directly, a process, which is known in the industry as "casual calling."

     MatrixTM services are primarily marketed through direct mail, outbound telemarketing and a network of over 6,000 independent agents. Sales consist of both long distance telephone service, for which the customer must select Matrix as its long distance carrier, and casual calling. Products consist of services which have fixed charges for either "peak" and "off peak" periods, or a "flat rate" which is the same 24 hours a day, 7 days a week. Products which follow the "peak-off peak" structure generally have slightly higher charges during the day, and lower charges during the nights and weekends, than "flat rate" products, and are often more attractive to residential subscribers who place the majority of their long distance calls during "off peak" periods.

     The Consumer Markets group sells through agent distributors with a niche orientation such as ethnic focus and home based professionals. These independent agent groups are provided with a variety of value-added support services which include: in-house multi-lingual Customer Service department open 24 hours a day, 7 days a week; direct electronic provisioning to local exchange carriers ("LECs"); and custom billing and management reports.

Operations and Support

     Customer Service Center. The Company's inbound customer service center is designed to provide the Company's customer base with a high-level of service and support. Customer Service Representatives ("CSRs") are available 24 hours a day, 7 days a week in order to answer inquiries generated by the Company's marketing campaigns, as well as to support existing customers. CSRs are trained to answer a broad range of inquiries from prospective customers relating to service, pricing, and optional features. In addition to competitive rates and a wide variety of products, the Company is able to offer business customers a highly specialized direct bill summary package that includes call summaries by account code, department, employee, project, client, area code, country code, and time-of-day. Customer call management reports are available in a variety of media formats.

     The Company's call centers are equipped with state-of-the-art computer and telecommunications technology. Incoming calls are managed with the help of an automatic call distributor and an automated attendant. Such a system allows for management of call queue time, the formation of distinct work groups for different projects, and on-line monitoring of customer service calls for quality assurance purposes. Bilingual CSRs are available during day and evening shifts.

     Billing and  Information  Systems.  The Company has  dedicated  substantial resources to its management information systems. The Company's information systems enable the Company to (i) monitor and respond to the evolving needs of its customers by developing new and customized services; (ii) provide sophisticated billing information that can be tailored to meet the requirements of its customer base;(iii) provide high quality customer service; (iv) detect and minimize fraud; (v) verify payables to suppliers; and (vi) integrate additions to its customer base. In addition, the Company has complete facilities for rating, formatting and distributing direct bills to its larger commercial subscribers. Small business customers may receive either a direct or a LEC bill, depending upon the services provided to the customer.

     Through its wholly-owned Matrix subsidiary, the Company has invested in call rating, billing, and customer service infrastructure. In addition, the Company holds billing and collection agreements with LECs, including all of the Regional Bell Operating Companies ("RBOCs"), and Independent Local Exchange Companies ("ILECs"). These billing agreements permit the Company to include its billing on the customer's local telephone bill. The Company's billing information systems and services also allows it to provide direct bills to customers.

     Strategic Alliances and Carrier Agreements. The Company has executed strategic alliances with Sprint for its underlying voice carrier services, LCI International for data carrier services and GST for Internet backbone services. As noted above, the Company holds billing and collection agreements with all of the RBOCs and ILEC's. The Company has also executed a development agreement with Prosoft I-Net Solutions to develop a specialized training agreement designed to educate value-added resellers of the Company's services on the integration of data, voice and video products.

     ACE Certified Engineer Training Program. On March 16, 1998 the Company announced the availability of its ACE Certified Engineering training program. The ACE program has been designed specifically for value added resellers in the telecommunications industry. The ACE program provides a complete curriculum over a broad range of courses. The program includes four tracks: 1) a general overview of the telecommunications industry and technologies; 2) voice equipment and network design; 3) data communications and network design; and 4) the integration of voice, video and data, traffic design and network engineering. Each track is a technical course focusing on how to use, engineer and integrate proven and leading-edge voice, video and data networking technologies. The complete program requires 128 hours of in-depth course work and labs.

Regulation

     The services which the Company provides, either directly or through its subsidiaries, are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent that they involve the provision, origination or termination of jurisdictionally interstate or international communications. The state public service commissions ("PSCs") retain jurisdiction over jurisdictionally intrastate communications. The FCC and relevant PSCs have the authority to regulate interstate and intrastate rates, respectively, ownership of transmission facilities and the terms and conditions under which Matrix's services are provided.

     In general, neither the FCC nor the relevant state PSCs exercise direct oversight over cost justification for the Company's services or the Company's profit levels, but either or both may do so in the future. However, the Company is required by federal and state law and regulations to file tariffs listing the rates, terms and conditions of services provided. The Company generally is also required to obtain certification from the relevant state PSC prior to the initiation of certain intrastate service, and is required to maintain a certificate issued by the FCC in connection with the provision of certain international services. Any failure to maintain proper federal and state tariffs or certification or any difficulties or delays in obtaining required authorization could have a material adverse effect on the Company.

Competition

     The telecommunications industry is highly competitive and affected by rapid regulatory and technological change. The Company believes that the principal competitive factors in its business include pricing, customer service, network quality, service offerings and the flexibility to adapt to changing market conditions. The Company's future success will depend in part upon its ability to compete with AT&T, MCI, Sprint and other carriers (including the RBOCs when approved to enter the long distance market) and other long distance providers, and America On-Line and other national and local ISPs, many of which have considerably greater financial and other resources than the Company.

Intellectual Property

     The Company uses several unregistered trademarks as part of its networking business, including PointStreamTM and FrameLinkTM, which it may seek to register. Matrix has registered several trademarks for use in its marketing materials. The logo used by Matrix to market its long distance service is a registered trademark of Matrix. While the Company believes its trademarks are important to its business, the Company does not believe that failure to register its trademarks poses any material risk of infringement on its rights to use such trademarks.

Employees

    As of March 15, 1998, the Company, including its subsidiaries, had approximately 140 full-time employees. Approximately 76% of these employees were leased from United Group Service Center, an entity affiliated with certain of the Company's principal stockholders. (See Note 6 of the Notes to Consolidated Financial Statements). None of the employees of the Company are represented by a union. The Company supplements its work force from time to time with contractors, administrative personnel through employment agencies, and part time employees. The Company believes that it has good relations with its employees.

RECENT DEVELOPMENTS
-------------------

Board of Directors

      On January 5, 1998, Ronald W. Howard tendered his resignation from the Company's Board of Directors. On January 9, 1998, the Board accepted Mr. Howard's resignation and elected Jeffrey J. Jensen to fill the vacancy created by Mr. Howard's resignation.

Application for Listing on Nasdaq SmallCap Market

     On March 2, 1998, the Company filed an application to have its Common Stock listed on the Nasdaq SmallCap Market. The Company is currently pursuing its application and believes that it will be successful in such listing. However, there can be no assurance that Nasdaq will accept the Common Stock for listing.

RISK FACTORS
------------

IN EVALUATING THE COMPANY, ITS BUSINESS, OPERATIONS AND FINANCIAL POSITION, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS FORM 10-K. THE FOLLOWING FACTORS, AMONG OTHERS, COULD AFFECT THE COMPANY'S ACTUAL FUTURE OPERATING RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER FROM THE RESULTS DISCUSSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY.

Operating Results Subject to Significant Fluctuations

     The Company's quarterly operating results are difficult to forecast with any degree of accuracy because a number of factors subject these results to significant fluctuations. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Factors Influencing Operating Results, Including Revenues, Costs and Margins.

     The Company's revenues, costs and expenses have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future as a result of numerous factors. The Company's revenues in any given period can vary due to factors such as call volume fluctuations; the addition or loss of major customers, whether through competition, merger, consolidation or otherwise; the loss of economically beneficial routing options for the termination of the Company's traffic; pricing pressure resulting from increased competition; and technical difficulties with or failures of portions of the network used by the Company that impact the Company's ability to provide service to or bill its customers. The Company's cost of services and operating expenses in any given period can vary due to factors such as fluctuations in rates charged by carriers to terminate the Company's traffic; increases in bad debt expense and reserves; compensation expense resulting from stock options granted by the Company; changes in the Company's sales incentive plans; and costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel. In addition, the Company's operating results can vary due to factors such as loss of favorable routing options; actions by regulatory entities; and general economic and political conditions.

Risks Inherent in Acquisition Strategy

     An important component of the Company's past growth has been to develop its business through acquisitions. This growth strategy is dependent on the continued availability of suitable acquisition candidates and subjects the Company to a number of risks. Acquisitions may place significant demands on the Company's financial and management resources, as the process for integrating acquired operations presents a significant challenge to the Company's management and may lead to unanticipated costs or a diversion of management's attention from day-to-day operations. There can be no assurance that the

Company will be able to successfully integrate any acquisitions made by the Company in the future into Company operations. Additionally, the Company may incur unknown liabilities despite management's efforts to investigate the operations of the acquired business.

Potential Adverse Effects of Government Regulation

     The Company's business is subject to various federal and state laws, regulations, agency actions and court decisions. These laws, regulations, actions and decisions may impose prior certification, notification, registration and/or tariff requirements. Certificates of authority can generally be conditioned, modified or revoked by state regulatory authorities for failure to comply with state laws and regulations. Fines and other penalties, including revocation of a certificate of authority, may be imposed. In addition, future changes in any of these sources of regulation could have a material adverse effect on the Company's business, operating results and financial condition. Dependence on Key Personnel

     The Company's success depends to a significant degree upon the efforts of senior management personnel, in particular, Anthony E. Papa, the Company's Chairman and Chief Executive Officer, and James P. Pisani, the Company's President and Chief Operating Officer. The Company believes that its future success will depend in large part upon its continuing ability to attract and retain highly skilled personnel. Competition for qualified, high-level telecommunications personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of one or more of the Company's key individuals, or the failure to attract and retain other key personnel, could materially adversely affect the Company's business, operating results and financial condition.

Significant Competition

     The telecommunications industry is intensely competitive and subject to rapid change. The Company's competitors include facilities-based and non-facilities-based providers, many of which have substantially more resources than the Company. Providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. Additionally, the telecommunications industry is in a period of rapid technological evolution, marked by the introduction of competitive product and service offerings, such as the utilization of the Internet for international voice and data communications. The Company is unable to predict which technological development will challenge its competitive position or the amount of expenditures will be required to respond to a rapidly changing technological environment. The Company believes that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect the Company's gross margins if the Company is not able to reduce its costs commensurate with such price reductions.

Need for Additional Capital to Finance Growth and Capital Requirements

     In the past, the Company's cash flow from operations has been sufficient to meet its working capital and capital expenditure requirements. However, there can be no assurance that such cash from operation will continue to meet the Company's requirements, particularly if the Company obtains one or more attractive opportunities to purchase the business or assets of another company. In such event, the Company will need to raise additional capital from equity or debt sources. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all.

Volatility of Stock Price

     To date the Common Stock has been traded on Nasdaq's Electronic Bulletin Board; its trading volume has been variable, but generally low. As a result, relatively small trades may significantly affect the market price of the Common Stock. The market price of the shares of Common Stock has been highly volatile since the public announcement of the Share Exchange, and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, the announcement of potential acquisitions by the Company, changes in regulations, activities of the largest domestic providers, industry consolidation and mergers, conditions and trends in the telecommunications market, adoption of new accounting standards affecting the telecommunications industry, changes in recommendations and estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of emerging growth companies like the Company. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

Year 2000 Computer Program Failure

     A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company is in the process of confirming its belief that the Company's billing, credit and call tracking systems are Year 2000 compliant and do not use programs with the two-digit date code flaw. At the same time, a number of the computers of the Company's vendors that interface with the Company's systems may run on programs that have Year 2000 problems and may disrupt the Company's billing, credit and tracking systems. Failure of any of the computer programs integral to the Company's vendors could adversely affect the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking Statements

     Certain  statements   contained  in  this  Form  10-K,   including  without
limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those set forth above. GIVEN THESE UNCERTAINTIES, THE STOCKHOLDERS OF THE COMPANY ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

ITEM 2. PROPERTIES


     The Company does not own any real property. The Company's new corporate headquarters location is approximately 7,000 square feet and is located at 501 Bath Street Santa Barbara, CA 93101. The Company leases these facilities under a five-year lease expiring in March 2003 (subject to certain renewal options held by the Company). The current monthly rent under the lease is approximately $12,000, on a "triple-net" basis. Matrix currently leases approximately 24,050 square feet of space for its offices at 8721 Airport Freeway in Fort Worth, Texas, pursuant to a lease agreement expiring on June 30, 2000. The monthly rent (not including electricity) is currently approximately $19,888. TFN's office location is approximately 1,100 square feet and is located at 350 West Broadway, Suite 111, Salt Lake City, UT 84101. TFN's office lease is rented on a month-to-month basis at a monthly rate of $1,400. SBC's office location is approximately 3,441 square feet and is located at 104 West Anapamu, Suite C, Santa Barbara 93101. SBC leases this space under a five-year lease, expiring in September 2001, at a monthly rate of $4,645. The Company currently plans to relocate SBC's operations and consolidate them in the Company's new corporate headquarters location in May 1998. The Company believes that it will be able to terminate its obligations with respect to SBC's current space without the payment of additional consideration. The Company and its subsidiaries also operate points-of-presence for the purpose of creating local access points to its network backbone.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings. The Company is not aware of proceeding against the Company contemplated by any governmental authority.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held a special meeting of its stockholders on November 20, 1997, for the purposes of approving (i) the Exchange Agreement and the acquisition of Matrix by means of the Share Exchange, and (ii) the Agreement and Plan of Merger that effectuated the Reincorporation Merger and the Reverse Stock Split (including approval of the Company's Delaware Certificate of Incorporation and Bylaws). Present at the meeting were approximately 81.2% of the shares of the Company's Common Stock and 100% of the shares of the Company's Series A Preferred Stock outstanding as of the record date for the meeting. Both measures were approved with 1,449,656 shares of the Common Stock (representing 81.2% of the Common Stock then outstanding) and all shares of the Series A Preferred Stock voting for, no shares of the Common Stock voting against, and 375 shares of the Common Stock abstaining. (The numbers of shares of Common Stock in such tally have been adjusted to reflect the Reverse Stock Split). There were no broker non-votes.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded over-the-counter on the NASD's Electronic Bulletin Board (the "Bulletin Board") under the trading symbol "AVCO". There is no established public trading market for the Company's Preferred Stock. The following high and low bid information for the Company's Common Stock was provided by various market makers and on-line quote reporting services. The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All prices have been adjusted to reflect the Reverse Stock Split.


Year ending December 31, 1996              High Bid           Low Bid
-------------------------------            --------           -------

   First Quarter                           $ 3.50             $ 2.00
   Second Quarter                          $ 5.75             $ 3.00
   Third Quarter                           $ 4.00             $ 4.00
   Fourth Quarter                          $ 5.50             $ 2.00

Year ending December 31, 1997              High Bid           Low Bid
-------------------------------            --------           -------

   First Quarter                           $ 3.50             $ 2.00
   Second Quarter                          $18.00             $ 3.13
   Third Quarter                           $19.00             $ 9.75
   Fourth Quarter                          $19.00             $ 7.00

     The number of shareholders of record of the Company Common Stock as of February 28, 1998, was 190. At that date there were two record holders of the Company's Preferred Stock.

     The Company has applied to The Nasdaq Stock Market for inclusion of the Common Stock on The Nasdaq SmallCap Market. While management believes that the Company size, shareholder base and other factors will enable it to be included on The Nasdaq SmallCap Market, there are no assurances that this will occur, in which event the trading in the Company's Common Stock will continue to be reported on the Bulletin Board.

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

     On December 1, 1997, the Company issued 9,582,493 shares of its Common Stock, which were not registered under the Securities Act, in connection with the Share Exchange; 1,999,997 of such shares are currently held by a subsidiary of the Company as treasury stock. No underwriters were used in this transaction and none of such shares were issued publicly. The Company relied on the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The person receiving shares were the 23 former Matrix shareholders. The Company also issued options for 22,338 shares of Common Stock to three former Matrix optionholders with an exercise price of $2.24 per share. These persons were and are believed by the Company to possess the requisite level of financial sophistication and experience in order to qualify for such exemptions. The Company made available to the recipients of such Common Stock all material information with respect to the Company and the Share Exchange. Each such person signed an Exchange Statement containing appropriate investment representations and covenants. The specific details of the issuances were disclosed in the Company's definitive Proxy Statement dated October 31, 1997, and as part of relevant Form 8-K and Form 10-KSB filings.

     In July 1997, New Best Connections, Inc. ("Best"), a subsidiary of Matrix, issued options to purchase Matrix Common Stock to __ individuals in recognition of their past services to Best, Matrix and related companies (and in satisfaction of certain obligations of Best to shareholders of Matrix who had contributed shares of Matrix stock to Best). As a result of the Share Exchange, the shares of Matrix Common Stock subject to such options have been converted into 247,500 shares of the Company's Common Stock. The exercise price for such options is $1.50 per share. These options have fully vested in the respective optionees; however, upon exercise the shares will be subject to certain significant restrictions on transfer. None of such options has been exercised as of March 31, 1998. No underwriters were or will be used in this connection with these options and none of the shares issuable upon exercise will be issued publicly. The Company has relied and will rely on the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The options are believed by the Company to possess the requisite level of financial sophistication and experience in order to qualify for such exemptions. The Company made available, and will make available, to the recipients of such Common Stock all material information with respect to the Company.

     In June 1997, Best awarded options to purchase shares of Matrix Common Stock to members of its outside sales force in recognition of their past services to Best, Matrix and related companies (and in satisfaction of certain obligations of Best to shareholders of Matrix who had contributed shares of Matrix stock to Best). As a result of the Share Exchange, the shares of Matrix Common Stock subject to such options have been converted into 1,292,000 shares of the Company's Common Stock. The exercise price for such options will be $1.50 per share. The Company will be required to register such shares of its Common Stock before such options can become exercisable.

ITEM 6. SELECTED FINANCIAL DATA

For accounting purposes, the Share Exchange is treated as a reverse acquisition of AvTel by Matrix. Accordingly, the Company's results of operations reflect the operations of Matrix prior to December 1, 1997 and reflect the combined operations of AvTel and Matrix subsequent to December 1, 1997. The following selected operations data of the Company for the years ended December 31, 1997, 1996, 1995 and 1994 and balance sheet data as of December 31, 1997, 1996, 1995 and 1994 have been derived from the Company's (or Matrix's) audited financial statements. The selected operations data of the Company for the year ended December 31, 1993, and balance sheet data as of December 31, 1993, have been derived from unaudited financial statements of Matrix. These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere herein.


Statement of Operations Data:

                                                        Years ended December 31,

                                        1997         1996         1995         1994         1993
                                ------------   ----------  -----------   ----------  -----------

Revenues                        $ 51,389,080   71,558,295   64,289,718   59,551,307   40,568,307

Operating income (loss)          (10,757,960)   4,091,034    2,422,393      604,109     (397,804)

Net income (loss)                (10,191,720)   2,566,734   (2,440,493)     643,200     (474,797)

Proforma net loss per common
       share-basic and diluted         (1.23)         N/A          N/A          N/A          N/A


Cash dividends per common
       share                            --           --           --           --            N/A



Balance Sheet Data:

                                                           As of December 31,
                                        1997         1996         1995         1994         1993
                                ------------   ----------  -----------   ----------  -----------

Working capital (deficit)       $  5,570,657    6,066,620      206,071     (140,741)    (326,746)

Total assets                      18,724,850   20,338,404   17,580,694   14,957,279   11,167,630

Long term debt                          --           --           --           --           --

Stockholders' equity               7,809,048    7,861,883    3,539,522    2,372,333    1,729,133


N/A - not applicable

Notes to Selected Financial Data of Matrix


(1) Matrix was originally formed May 29, 1990 as a Texas general partnership. The partners consisted of Matrix Communications, Limited ("MCL") a Texas limited liability partnership and Onward and Upward, Inc. ("OUI"). Effective January 1, 1994, the partnership was dissolved. Prior to the dissolution, cash distributions were made to OUI in satisfaction of its partnership interest. Concurrent with the dissolution, all remaining tangible and intangible assets and liabilities of Matrix then owned by MCL were transferred to Matrix Telecom, Inc., a Texas corporation. Effective June 30, 1995, MCL was liquidated and its sole asset (Matrix capital stock) was distributed to MCL's partners in proportion to their ownership interests.

(2) Matrix original stock issuance consisted of 100 common shares. Effective December 31, 1994, a 10 for 1 stock split was declared. Concurrent with the dissolution of MCL on June 30, 1995, Matrix's then outstanding 1,000 shares of common stock were canceled and 100,000 shares were distributed to the prior MCL partners in proportion to the ownership interest in MCL. Effective March 10, 1997, a 18 for 1 stock split was declared resulting in 3,484,260 shares being then outstanding. On December 1, 1997, the Company effected the Reverse Stock Split as part of the Reincorporation Merger, and then acquired Matrix through the issuance of 9,582,493 shares of Common Stock (including 1,999,997 shares now held as treasury stock). All share amounts have been restated to reflect the stock splits and share exchanges.

(3) In October 1995, Matrix issued 2,405,499 shares of its common stock valued at $3,607,682 in exchange for all of the outstanding common stock of DNS Communications, Inc., a Houston based long distance reseller. Subsequent to the acquisition, the operations of DNS generated substantial losses. DNS's customer churn rate and bad debts as well as projected cash flows were evaluated and as of December 31, 1995 it was determined that the remaining investment in the DNS acquired customer base totaling approximately $4,462,000 should be written off. See note 2 to the Company's financial statements included elsewhere herein.

(4) Per share amounts are not reflected for 1996, 1995 and 1994 due to the recapitalization of the Company as a result of the reverse acquisition in 1997. During 1993 the Company operated as a partnership.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BACKGROUND
----------

     The  following   information   should  be  read  in  connection   with  the
consolidated financial statements of the Company and related notes included elsewhere in this report.

Share Exchange

     As described above under "Business -- Background -- Acquisition of Matrix," on December 1, 1997, AvTel and Matrix completed the Share Exchange. For accounting purposes, the Share Exchange was treated as a reverse acquisition of AvTel by Matrix. AvTel was the legal acquirer and accordingly, the Share Exchange was effected by the issuance of AvTel Common Stock in exchange for all of the common stock then outstanding of Matrix. In addition, holders of Matrix outstanding stock options received non-qualified stock options of AvTel. The following discussion of results of operations reflects the operations of Matrix prior to December 1, 1997 and reflects the combined operations of AvTel and Matrix subsequent to December 1, 1997. Accordingly, references to the Company refer to operations of Matrix prior to the Share Exchange and the combined operations of Matrix and AvTel subsequent to the Share Exchange.

     The reverse acquisition of AvTel by Matrix was accounted for using the purchase method of accounting. In order to value the consideration given in the Share Exchange, the market price of AvTel's common stock for a period immediately preceding the announcement of the Share Exchange was used. As of the date of acquisition, the Company determined the fair value of the net tangible and intangible assets and liabilities acquired. The underlying fair value of AvTel's net assets was substantially less than the indicated market value of AvTel's common and preferred stock. Accordingly, the Company recorded a charge to income of $9.1 million immediately subsequent to the reverse acquisition.

Acquisition of New Best Connections, Inc.

     Effective July 1, 1997, Matrix acquired New Best Connections, Inc., a Texas corporation ("Best"), an affiliate of Matrix through substantially similar common ownership, by means of a share-for-share exchange. Best's primary assets were cash of $211,000, ownership of shares of Matrix common stock (subsequently exchanged for 1,999,997 shares of AvTel Common Stock in the Share Exchange), and Best's relationships with the field force of sales agents. The assets and liabilities of Best were recorded at their historical cost, which approximated the fair value of such assets as of July 1, 1997.

Acquisition and Disposition of DNS Communications, Inc.

     In October 1995, Matrix issued shares of its common stock valued at $3.6 million in exchange for all of the outstanding common stock of DNS
Communications, Inc. ("DNS"), a Houston-based long distance reseller. The transaction was accounted for under the purchase method. The purchase price in excess of the book value of DNS net assets was pushed down to DNS and was allocated based upon the estimated fair value of the assets and liabilities acquired at the date of acquisition.

     Subsequent to the acquisition, the operations of DNS generated substantial losses. DNS's customer churn rate and bad debts as well as projected cash flows were evaluated and as of December 31, 1995 it was determined that the remaining investment in the DNS acquired customer base totaling approximately $4.4 million should be written off.

     In June 1996, Matrix sold the customer base acquired in the DNS acquisition in addition to certain blocks of customers acquired during 1995 and 1996 together with related assets to a former officer of Matrix and a former shareholder of DNS for approximately $5.2 million. Matrix recorded a gain on this sale of approximately $3.2 million.

     Due to the timing of the acquisition and subsequent decision to sell the operations of DNS, Matrix has recorded its interest in DNS operations using the equity method of accounting.

RESULTS OF OPERATIONS
---------------------

Year Ended December 31, 1997 compared with Year Ended December 31, 1996

Revenue

     Revenue for the year ended December 31, 1997, decreased 28.1 % or $20.1 million to $51.4 million from $71.5 million for the year ended December 31, 1996. The decrease in revenue resulted primarily from decreases in sales from three significant sales channels, all of which were affiliated with the Company through substantially common ownership. These sales channels were a distributor selling via telemarketing, a distributor focusing on the casual or dial-around customer, and a DNS distributor of long distance services. The relationship with the DNS distributor was terminated resulting from the sale of the DNS customer bases in June of 1996.

     The Company in 1997 chose to reduce its focus on the promotion of the casual or dial-around customer due to the significant costs of direct mailing and bad debt associated with this product. Reduced sales from the telemarketing distributor resulted from the erosion of the retail pricing in the market for the residential consumer. Pricing continued to decline during 1997, and attrition from a maturing customer base resulted in losing customers on higher gross margin products. Attrition rates associated with long distance products are a normal industry occurrence; however, methods of calculation differ within the industry.

     The Company has sought to reduce its risk from reliance on a small group of distributors, and has refocused to obtain multiple revenue sources external to the Company. New distributors have significantly contributed to the mix in 1997. 1997 sales from sources other than the Company's primary 1996 distributors have increased more than 20%.

     Additionally, the combination of AvTel and Matrix has added significant growth opportunities for the Company in 1998. AvTel sells and markets a broad range of telecommunications and advanced network services through independent value added resellers and internal direct sales professionals. AvTel capabilities include the provisioning of broadband network services integrating voice, data and video solutions. The Company has positioned itself to be a fully integrated telecom provider focusing on the mid-size corporations in addition to continuing to provide value added services to small business owners and residential consumers in niche marketing areas. Revenue from prior AvTel operations has been included in the Company's financial results only since December 1, 1998. AvTel revenues for the eleven months ended November 30, 1997 were approximately $2.6 million.

Gross margin

     Gross margin decreased $8.7 million in 1997, to $15.1 million for the year ended December 31, 1997 from $23.8 million for the year ended December 31, 1996. As a percentage of net sales gross margin decreased 3.9% to 29.5% for the year ended December 31, 1997 from 33.4% for the year ended December 31, 1996. Two primary factors contributed to the decrease in gross margin in 1997.

     First, due to increasing competitive market demands, the Company was forced to continue decreasing its retail rates in 1997 to meet the competitive rate reductions; however, the underlying carrier costs to the Company did not change due to contractual commitments. Accordingly, cost of network as a percentage of revenue increased reflecting a lower gross margin in 1997 over 1996. The Company believes that its network costs will decrease in 1998 due to new carrier contracts negotiated since the end of 1997.

     Second, bad debt as a percentage of revenue increased approximately 2% in 1997, primarily resulting from increased bad debt associated with the casual or dial-around product. The majority of the Company's revenues are billed and collected from the Local Exchange Carriers ("LECs"), with which the Company has agreements. Collection policies and aggressiveness in collection procedures differ among the LECs. The Company experienced significant sales growth in a geographical location in which the LECs' bad debt percentages were significantly higher than other LECs. The LECs bad debt percentages are typically higher than those experienced by the Company's internal collectors for those customers being direct billed. The Company anticipates its percentage of customers billed on a direct basis to increase in 1998, as the Company attempts to decrease its costs related to bad debts.

Selling, general, and administrative costs

     The Company's selling, general, and administrative costs decreased $2.6 million in 1997 from 1996. As a percentage of revenue, such costs increased 5.1% to 31.4% for the year ended December 31, 1997 compared to 26.3% for the year ended December 31, 1996. This increase resulted primarily from the decrease in revenues causing the expense as a percentage of revenue to increase. Certain changes are more fully described below.

     Certain selling, general, and administrative costs related to the addition of AvTel operations to Matrix subsequent to the effective date of the Share Exchange, December 1, 1997, amounted to approximately $286,000, accounting for.56% of the increase as a percentage of revenues in 1997 over 1996. Selling costs related to direct mailing to the casual or dial-around customer (which were absorbed by the sales distributor in 1996) were approximately $605,000 in 1997, accounting for 1.18% of the increase as a percentage of revenues in 1997 over 1996. Salary expenses increased approximately $651,000 between the years, or 3.76% as a percentage of revenues in 1997 over 1996, resulting primarily from integration of AvTel employees subsequent to the Share Exchange and certain sales and marketing personnel in 1997.

     Billing and collection fees and distributor commissions decreased approximately $3.9 million, or 1.82% as a percentage of revenues. Most of the new products sold in 1997 were direct billed. As the percentage of direct billed customers increase, billing and collection fees have decreased. Similarly, as sales of certain products having a higher commission structure have declined, commission expense has also declined.

     Certain regulatory and professional services increased approximately $266,000, or 1.22% as a percentage of revenues in 1997 over 1996. Carrier fees specific to telecommunication providers upon reaching certain thresholds of customers were met in the last half of the year in 1996; therefore, increased fees in 1997 resulted from being charged the fees for a full year. Professional fees increased in 1997 over 1996 for two primary reasons. First, due to increased market demands for information systems programmers, the Company was forced to secure external contractors. Second, certain telemarketing and verification costs associated with the sales process increased in 1997 primarily resulting from the sales distributor absorbing these costs in 1996. Other selling, general and administrative costs decreased approximately $213,000 in 1997. As a percentage of revenue, these costs increased .81% in 1997 over 1996 due to decreasing revenues.

Acquisition-related writeoff

     The $9.1 million write off relates to the Share Exchange and is discussed under "Background" above.

Depreciation and Amortization

     Depreciation and amortization expense decreased approximately $314,000 for the year ended December 31, 1997, compared to the year ended December 31, 1996, resulting primarily from older assets becoming fully depreciated.

Interest expense and other income, net

     Interest expense decreased $219,000 to $12,000 for the year ended December 31, 1997 from $231,000 for the year ended December 31, 1996. The decrease resulted from reduced borrowings in 1997 compared to 1996. The Company had sufficient cash from operations to meet operating expenses and capital expenditures. Other income net of other expenses increased more than 11% for 1997 over 1996 primarily resulting from increases in interest earned from cash investments.

Income taxes

     The Company recognized a tax benefit of $276,000 for the year ended December 31, 1997 compared to a tax expense of $1.7 million for the year ended December 31, 1996. The tax benefit in 1997 resulted from the loss from operations for the year 1997.

Year Ended December 31, 1996 compared with Year Ended December 31, 1995

Revenues

     Revenues for the year ended December 31, 1996 increased 11.3% or $7.3 million to $71.6 million from $64.3 million for the year ended December 31, 1995. The increase was due in part to increases in revenues from a significant affiliated distributor of the casual or dial around product. Prior to 1996, marketing for the casual or dial around product was limited to the state of California; however, in 1996 direct mailing of this service was expanded to eleven additional states increasing total revenues in 1996 over 1995 by more than $2.8 million. Additional revenues were also driven from the resale of certain long distance products. This sales program was implemented at the end of 1995 and increased total sales over 1995 by approximately $3 million. Finally, new distributors not actively selling products in 1995 increased revenues in 1996 by approximately $1.5 million.

Gross margin

     Gross margin increased $2.5 million to $23.8 million for the year ended December 31, 1996 from $21.3 million for the year ended December 31, 1995. As a percentage of net revenues, gross margin increased to 33.4% for the year ended December 31, 1996 from 33.2% for the year ended December 31, 1995. The slight change in gross margin resulted from a percentage increase in the cost of network accounting which was more than offset by a percentage decrease in bad debt expense.

     Network cost for the year ended December 31, 1996 increased $5.5 million to $46.1 million for the year ended December 31, 1996 from $40.6 million for the year ended December 31, 1995. Primarily, the increase resulted from the increase in revenues. As a percentage of revenue, network cost increased 1.3% in 1996 over 1995. The primary reason for the increase was increased revenues from distributors whose products are being sold at lower retail rates than in the prior year in response to the competitive demand of the industry; thus, decreasing the Company's product margins.

     Bad debt as a percentage of revenue decreased 1.5% for the year 1996 over 1995. The majority of the Company's revenues are billed and collected from the LECs, with which the Company has agreements. The Company records bad debt as a percentage of revenue based on the percentage being reserved by the LEC plus or minus any true ups to actual amounts by the LEC. Collection policies and aggressiveness in collection procedures differ among the LECs. Collection percentages for the LECs were significantly higher in 1996 over 1995. Additionally, travel card fraud was significantly less in 1996 compared to 1995 resulting primarily from changing its travel card vendor to one providing real time fraud monitoring.

Selling, general and administrative expenses

     Selling, general and administrative expenses increased 5.1% or $910,000 to $18.8 million for the year ended December 31, 1996 from $17.9 million for the year ending December 31, 1995. As a percentage of revenue, selling general and administrative expenses decreased 1.5% to 26.3% for the year ended December 31, 1996 from 27.8% for the year ended December 1995. The decrease resulted primarily from the rise in revenues causing the expense as a percentage of revenue to decrease.

     As a percentage of revenue, commission expense decreased approximately 1.7% in 1996 over 1995. The change was due to the growth of an internal revenue base in 1996 for which commissions are not paid; therefore, commission as a percentage of revenues declined as this particular revenue continued to grow. Professional and legal expense as a percentage of revenues decreased approximately .5% in 1996 over 1995 primarily from 1995 accruals for contingent liabilities. Salary expense as a percentage of revenues increased in 1996 over 1995 approximately .4% resulting primarily from the addition of key employee positions and certain other positions among operational groups to provide carrier services to other companies.

Depreciation and Amortization

     Depreciation and amortization expense for 1996 decreased by an immaterial amount from that for 1995.

Interest expense and other income, net

     Interest expense increased to approximately $231,000 for the year ended December 31, 1996 from $6,000 for the year ended December 31, 1995. The Company increased its borrowing for use in operations in 1996; however this borrowing was extinguished by the end of the second quarter in 1996. Other income increased to approximately $271,000 for the year ended December 31, 1996 from $166,000 for the year ended December 1995. The increase resulted primarily from income from cash investments and income from contract services provided to other companies.

Income taxes

Income taxes increased approximately $605,000 to $1.7 million for the year ended December 31, 1996 from $1.1 million for the year ended December 31, 1995 due to increased operating income. The effective tax rate was 40.8% and 41.8% for the years ended December 31, 1996 and 1995, respectively.

Equity in net income (loss) of DNS

     Equity in DNS increased approximately $4.1 million for the year ended December 31, 1996 from a loss of $3.9 million for the year ended December 31, 1995. In June 1996, the Company sold the customer base acquired in the DNS acquisition in addition to certain blocks of customers acquired during 1995 and 1996 together with related assets for approximately $5.2 million. The Company recorded a gain on this sale of approximately $3.2 million. This gain offset the loss from operations of DNS prior to its sale of $3.1 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The primary sources of operating cash flow for the Company are revenues derived from the resale of domestic and international long distance services to the public. Minor sources of revenues are received for the provision of back office support to affiliated and non-affiliated companies and for earnings from investment income. The primary uses of cash are payments to underlying network vendors for provisioning long distance facilities, to sales distributors for soliciting long distance sales, and to the major LECs for billing and collecting directly from the long distance end user. To date, the Company has financed its growth, including its capital expenditures, primarily through funds provided by operations. Net cash provided from operations totaled $1.7 million for the year ended December 31, 1997, $1.0 million for the year ended December 31, 1996, and $5.1 million for the year ended December 31, 1995.

     The Company's accounts receivable decreased to $6.9 million at December 31, 1997 from $10.5 million at December 31, 1996. The decrease was primarily due to a corresponding decrease in sales described elsewhere in this discussion.

     Current liabilities decreased to $9.7 million as of December 31, 1997 from $11.5 million as of December 31, 1996. The decrease in current liabilities is due to a corresponding decrease in sales. Sales and excise taxes included in current liabilities decreased to $736,000 for the year ended December 31, 1997, from $1.7 million for the year ended December 31, 1996, largely as a result of the decrease in sales and an adjustment for prior overaccruals.

     Prior to the Share Exchange, the Company loaned $2.0 million to an affiliated company, Core Marketing, LLC, during 1997, of which $201,111 was repaid prior to December 31, 1997. The remainder of the loan is due on or before September 1, 1998. Additionally, the Company had loans outstanding from DNS for $1.6 million at December 31, 1995; all of which were paid in 1996.

     AvTel's operations for the twelve months ended September 30, 1997 (its last full fiscal year prior to the completion of the Share Exchange) resulted in revenues of approximately $2.3 million and a net loss of approximately $2.4 million. These losses primarily resulted from costs associated with the commencement of AvTel's operations and an impairment loss of approximately $1.4 million recorded in connection with the AHI Merger. There is no assurance that these operations will produce operating income in 1998.

     The Company has been able to finance its capital expenditures, which have consisted primarily of property and equipment, from funds generated from operations. Cash received in acquisitions totaled $478,643 during 1997. An important component of the Company's past growth has been to develop its business through acquisitions, including the Share Exchange. The Company intends to continue this strategy, and has retained Van Kasper & Company to advise it in connection with this strategy.

     Although cash provided by operations has provided sufficient cash to fund its growth to date, the Company anticipates that future growth strategies in 1998 (including possible acquisitions) will require funding from other sources. The Company is evaluating its financing alternatives. In addition to debt financing, the Company may utilize its capital stock for acquisitions under appropriate circumstances.

INFLATION
---------

     The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

YEAR 2000 COMPLIANCE
--------------------

     The Company has made an effort to insure that the software components of its information and billing systems are Year 2000 compliant. Management is in the process of confirming that all of such systems are Year 2000 compliant. Upon such confirmation, management believes that, after January 1, 2000, the Company will be able to continue to accurately track and bill calls. At the same time, it is likely that the operations of a number of the Company's vendors rely on software that is not Year 2000 compliant.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 1, 1997, the Company engaged KPMG Peat Marwick LLP to audit its financial statements for fiscal 1997. This and certain other changes in the Company's accountants were previously reported in Forms 8-K filed on November 7, 1997, and December 9, 1997.

     There are no, and have not been, any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders under the captions "Stock Ownership" and "Principal Shareholders."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders under the captions "Certain Relationships and Transactions."


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The index to the financial statements and financial statement schedules filed as part of this report is set forth immediately following the signature page.

     (b) The index to the exhibits filed as part of this report is set forth immediately following the financial statements.

     (c) During the quarter ended December 31, 1997, the Company filed the following Current Reports on Form 8-K:

          (i) Amendment to Current Report on Form 8-K/A filed on October 20, 1997, amending a Current Report on Form 8-K filed by Hi, Tiger International, Inc. (a predecessor corporation) on November 7, 1996. Amending Item 7 to file financial statements and pro forma financial information with respect to the acquisition of AvTel Holdings, Inc.

          (ii) Amendment to Current Report on Form 8-K/A filed on October 23, 1997, amending a Current Report on Form 8-K filed on March 6, 1997. Amending
Item 7 to file financial statements and pro forma financial information with respect to the acquisition of WestNet Communications, Inc.

          (iii) Current Report filed on November 7, 1997. Item 4 - regarding dismissal of AvTel's prior independent auditor.

          (iv) Current Report filed on December 9, 1997 (subsequently amended by Amendment to Current Report on Form 8-K/A filed on February 9, 1998.) Items 1, 2, 4 and 7. Completion of the Reincorporation Merger and the Share Exchange, engagement of KPMG Peat Marwick LLP as independent auditors and change in fiscal year.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                           AVTEL COMMUNICATIONS, INC.


Dated:   April 10, 1998      By /S/ ANTHONY E. PAPA
                             ------------------------
                              Anthony E. Papa,
                              Chairman of the Board and Chief Executive Officer (Principal Executive Officer)


Dated:   April 10, 1998      By /S/ JAMES P. PISANI
                             ------------------------
                              James P. Pisani,
                              President, Chief Operating Officer and
                              Chief Financial Officer
                              (Principal Financial Officer)


Dated:   April 10, 1998      By /S/ VIRGINIA A. BAKER
                             ------------------------
                              Virginia A. Baker
                              Controller and Chief Accounting Officer
                              (Principal Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 10th day of April, 1998.

                            AVTEL COMMUNICATIONS, INC.


                              By /S/ ANTHONY E. PAPA
                            ------------------------
                              Anthony E. Papa,
                              Chairman of the Board and Chief Executive Officer

                              By  /S/ JAMES P. PISANI
                            ------------------------
                              James P. Pisani,
                              President, Chief Operating Officer and
                              Chief Financial Officer, Director


                              By /S/ VIRGINIA A. BAKER
                            -------------------------
                              Virginia A. Baker
                              Controller and Chief Accounting Officer


                              By /S/ JOHN E. ALLEN
                            -------------------------
                              John E. Allen
                              Director


                              By /S/ JEFFREY J. JENSEN
                            --------------------------
                              Jeffrey J. Jensen
                              Director


                              By /S/ GREGORY T. MUTZ
                            --------------------------
                              Gregory T. Mutz
                              Director

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
AvTel Communications, Inc.:

We have audited the accompanying consolidated balance sheets of AvTel Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AvTel Communications, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP.
Dallas, Texas
March 24, 1998



                   AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996



                     Assets                                                 1997          1996
                     ------                                             ------------   -----------

Current assets:
   Cash and cash equivalents .........................................  $  4,807,441     4,622,395
   Accounts receivable, net ..........................................     6,961,953    10,507,580
   Due from affiliates ...............................................     2,127,771     1,212,414
   Federal and state income tax receivable ...........................       598,970          --
   Other current assets ..............................................       861,950     2,200,751
                                                                        ------------   -----------
                 Total current assets ................................    15,358,085    18,543,140
Property and equipment, net ..........................................     1,791,682     1,621,355
Other assets, net ....................................................     1,575,083       173,909
                                                                        ------------   -----------
                 Total assets ........................................  $ 18,724,850    20,338,404
                                                                        ============   ===========

    Liabilities and Stockholders' Equity
    ------------------------------------

Current liabilities:
   Accounts payable and other accrued expenses .......................  $  1,546,762     1,888,026
   Accrued network service costs .....................................     4,319,198     4,863,663
   Sales and excise taxes payable ....................................       736,012     1,676,677
   Due to affiliates .................................................     2,719,417     2,597,559
   Other current liabilities .........................................       466,039       554,596
                                                                        ------------   -----------
                 Total current liabilities ...........................     9,787,428    11,580,521
Deferred income taxes ................................................       498,712          --
Other liabilities ....................................................        50,782          --
Common stock subject to put option (note 4) ..........................       578,880       896,000
                                                                        ------------   -----------
                 Total liabilities ...................................    10,915,802    12,476,521
                                                                        ------------   -----------

Stockholders' equity:
   Series A convertible preferred stock, cumulative as to 8%
     dividends.  Authorized 1,000,000 shares, $0.01 par value,
     207,700 shares issued and outstanding.  (Liquidation
     preference of $919,000 including dividends in arrears.) .........         2,077          --
   Common stock, Authorized 20,000,000 shares. At
     December 31, 1997, $0.01 par value; 11,437,056
     shares issued, including 385,920 shares subject to put options ..
     At December 31, 1996, no par value; 8,819,054 shares
     issued, including 482,400 shares subject to put options .........       110,511     7,532,026
   Additional paid in capital ........................................    17,138,739          --
   Retained earnings (accumulated deficit) ...........................    (9,422,729)      769,441
   Treasury stock, 1,999,997 shares in 1997 and 171,548 shares in 1996       (20,000)     (439,584)
                                                                        ------------   -----------
                 Total stockholders' equity ..........................     7,809,048     7,861,883

Commitments and contingencies
                 Total liabilities and stockholders' equity ..........  $ 18,724,850    20,338,404
                                                                        ============   ===========
See accompanying notes to consolidated financial statements.



                   AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995


                                                                      1997          1996          1995
                                                              ------------   -----------   -----------

Revenues (note 6) ..........................................  $ 51,389,080    71,558,295    64,289,718
Cost of revenues (note 6) ..................................    36,227,507    47,674,396    42,980,127
                                                              ------------   -----------   -----------
               Gross margin ................................    15,161,573    23,883,899    21,309,591
                                                              ------------   -----------   -----------

Operating expenses:
         Selling, general and administrative (note 6) ......    16,141,132    18,798,925    17,888,856
         Acquisition related write off .....................     9,098,545          --            --
         Depreciation and amortization .....................       679,856       993,940       998,342
                                                              ------------   -----------   -----------
                                                                25,919,533    19,792,865    18,887,198
                                                              ------------   -----------   -----------
                Operating income (loss) ....................   (10,757,960)    4,091,034     2,422,393

Interest expense (note 6) ..................................       (11,692)     (230,922)       (6,299)
Other income, net ..........................................       301,580       271,171       165,616
                                                              ------------   -----------   -----------
                 Income (loss) before income
                     tax expense and equity in net
                     income (loss) of DNS ..................   (10,468,072)    4,131,283     2,581,710

Income tax expense (benefit) ...............................      (276,352)    1,686,876     1,081,726
                                                              ------------   -----------   -----------
                                                               (10,191,720)    2,444,407     1,499,984

Equity in net income (loss) of DNS .........................          --         122,327    (3,940,477)
                                                              ------------   -----------   -----------
                  Net income (loss) ........................  $(10,191,720)    2,566,734    (2,440,493)
                                                              ============   ===========   ===========

Proforma net loss per common share - basic
   and diluted .............................................  $      (1.23)
                                                              ============





See accompanying notes to consolidated financial statements


                   AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1996 and 1995


                                                                                  Retained
                     Preferred Stock           Common Stock          Additional   earnings         Treasury Stock
                     ---------------           ------------           paid in   (accumulated       --------------
                     Shares   Amount       Shares         Amount      capital     deficit)       Shares        Amount         Total
                     -------  ------  -----------   ------------   ----------  -----------   ----------   -----------   -----------

Balances at
December 31, 1994 .     --    $ --      4,467,384   $  1,729,133         --        643,200         --     $      --       2,372,333
 Acquisition of DNS
  Communications, Inc.  --      --      2,405,499      3,607,682         --           --           --            --       3,607,682
 Net loss .........     --      --           --             --           --     (2,440,493)        --            --      (2,440,493)
                     -------  ------  -----------   ------------   ----------  -----------   ----------   -----------   -----------
Balances at
December 31, 1995 .     --      --      6,872,883      5,336,815         --     (1,797,293)        --            --       3,539,522
 Purchase of
  common stock ....     --      --           --             --           --           --       (171,548)     (439,584)     (439,584)
 Issuance of
  common stock ....     --      --      1,463,771      2,195,211         --           --           --            --       2,195,211
 Net income .......     --      --           --             --           --      2,566,734         --            --       2,566,734
                     -------  ------  -----------   ------------   ----------  -----------   ----------   -----------   -----------
Balances at
 December 31, 1996      --      --      8,336,654      7,532,026         --        769,441     (171,548)     (439,584)    7,861,883
 Acquisition of Best
  (note 2) ........     --      --        934,987      3,361,208         --           --     (1,999,997)   (3,317,940)       43,268
 Share for share
  exchange between
  AvTel and Matrix
  (note 2): Reverse
  acquisition of
  AvTel ...........  207,700   2,077    1,839,563         18,396    9,129,040         --           --            --       9,149,513
  Reflect new
   capitalization
   of Company .....     --      --       (171,548)   (10,802,234)   7,064,710         --        171,548     3,737,524          --
 Issuance of
  common stock
  for exercise
  of options ......     --      --         15,000            150       52,350         --           --            --          52,500
 Expired put
  options (note 4)      --      --         96,480            965      143,755         --           --            --         144,720
 Stock compensation
  earned (note 7) .     --      --           --             --        748,884         --           --            --         748,884
 Net loss .........     --      --           --             --           --    (10,191,720)        --            --     (10,191,720)
                     -------  ------  -----------   ------------   ----------  -----------   ----------   -----------   -----------
Balances at
December 31, 1997 .  207,700  $2,077   11,051,136   $    110,511   17,138,739   (9,422,729)  (1,999,997)  $   (20,000)    7,809,048
                     =======  ======  ===========   ============   ==========  ===========   ==========   ===========   ===========


See accompanying notes to consolidated financial statements.




                   AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1997, 1996 and 1995


                                                                    1997         1996         1995
                                                            ------------   ----------   ----------
Cash flows from operating activities:
   Net income (loss) .....................................  $(10,191,720)   2,566,734   (2,440,493)
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization ......................       679,856      993,940      998,342
      Amortization of advanced commissions ...............     1,355,492      618,791         --
      Acquisition related write off ......................     9,098,545         --           --
      Provision for bad debts ............................     1,829,770    1,461,471    1,955,842
      Deferred income taxes ..............................       (80,377)    (321,678)     530,885
      Stock compensation earned ..........................       748,884         --           --
      Equity in (income) loss of DNS .....................          --       (122,327)   3,940,477
      Changes in certain operating assets and liabilities:
        Accounts receivable ..............................     1,969,332   (1,971,970)  (2,170,807)
        Due from affiliates ..............................      (915,357)     345,336      630,395
        Federal and state income tax receivable ..........      (598,970)        --        631,183
        Other current assets .............................     1,787,672     (393,781)     (96,791)
        Accounts payable and accrued liabilities .........    (2,877,789)  (1,397,160)     526,850
        Due to affiliates ................................    (1,138,568)    (742,663)     591,889
                                                            ------------   ----------   ----------
              Net cash provided by operating activities ..     1,667,770    1,036,693    5,097,772
                                                            ------------   ----------   ----------

Cash flows from investing activities:
   Cash received in acquisitions .........................       477,643         --           --
   Loans to affiliate ....................................    (2,000,000)        --           --
   Payments received on loans to affiliates ..............       201,111         --           --
   Purchase of property and equipment ....................      (212,421)    (701,718)    (529,805)
   Purchase of customer base .............................          --           --       (103,970)
   Repayments from (to) DNS, net .........................          --      1,577,432   (1,577,432)
   Other .................................................         2,749      (14,482)      52,173
                                                            ------------   ----------   ----------
              Net cash provided by (used in)
                investing activities .....................    (1,530,918)     861,232   (2,159,034)
                                                            ------------   ----------   ----------

Cash flows from financing activities:
   Principal payments on capital leases ..................        (4,306)        --           --
   Cash received for exercise of options .................        52,500         --           --
   Purchase of common stock for treasury .................          --       (439,583)        --
                                                            ------------   ----------   ----------
               Net cash provided by (used in) ............        48,194     (439,583)        --
                                                            ------------   ----------   ----------
                 financing activities

Net increase in cash and cash equivalents ................       185,046    1,458,342    2,938,738
Cash and cash equivalents at beginning of year ...........     4,622,395    3,164,053      225,315
                                                            ------------   ----------   ----------
Cash and cash equivalents at end of year .................  $  4,807,441    4,622,395    3,164,053
                                                            ============   ==========   ==========

                                                                                        (Continued)




                   AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued


                                                                    1997         1996         1995
                                                            ------------   ----------   ----------

Cash paid (received) during the year for:
   Interest ..............................................  $     11,594      212,404        6,300
                                                            ============   ==========   ==========
   Income taxes, net of refunds ..........................  $    925,161    1,482,103     (475,177)
                                                            ============   ==========   ==========
Noncash financing activities:
   Common stock issued for DNS acquisition ...............  $       --           --      3,607,682
                                                            ============   ==========   ==========
   Common stock issued for advanced commissions ..........  $       --      2,195,211
                                                            ============   ==========
   Common stock issued for receivable from
     major shareholder ...................................  $       --        723,600         --
                                                            ============   ==========   ==========
   Common stock issued for Best acquisition ..............  $  3,361,208         --
                                                            ============   ==========
   Treasury stock acquired with Best acquisition .........  $ (3,317,940)        --
                                                            ============   ==========
   Common and preferred stock issued in AvTel reverse
     acquisition .........................................  $  9,149,513         --           --
                                                            ============   ==========   ==========


See accompanying notes to consolidated financial statements.

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1997, 1996 and 1995





(1)  Summary of Significant Accounting Policies

     (a)  Business and Background

          On December 1, 1997, AvTel Communications, Inc. ("AvTel") and Matrix Telecom, Inc. ("Matrix") completed a share for share exchange pursuant to a stock exchange agreement dated April 29, 1997 as subsequently amended ("Share Exchange"). For accounting purposes, the Share Exchange was treated as a reverse acquisition of AvTel by Matrix. AvTel was the legal acquiror and accordingly, the Share Exchange was effected by the issuance by AvTel of 9,582,493 shares of common stock in exchange for all of the common stock then outstanding of Matrix. In addition, holders of outstanding Matrix stock options received 22,338 non-qualified stock options of AvTel. The purchase method of accounting was used, with Matrix being treated as the acquiror for accounting purposes. The results of operations reported in these consolidated financial statements reflect the operations of Matrix prior to December 1, 1997 and reflect the combined operations of AvTel and Matrix subsequent to December 1, 1997. References to the "Company" refer to operations of Matrix prior to the Share Exchange and the combined operations of Matrix and AvTel subsequent to the Share Exchange. As a result of the Share Exchange, Matrix became a wholly owned subsidiary of AvTel. (See note 2).

          The Share Exchange provided that each Matrix shareholder would receive
          2.4819 AvTel common shares for each common share of Matrix then issued including treasury shares held by Matrix. For periods prior to the December 1, 1997 Share Exchange, all share amounts have been restated to reflect the Share Exchange as a 2.4819 for one stock split. In addition, on March 10, 1997 Matrix declared an 18 for one stock split. All share amounts have been restated to also reflect this stock split.

          AvTel was formed to be a provider of broadband network services integrating voice, data and video solutions for individuals and corporate customers. The Company sells and markets a broad range of telecommunications and advanced network services through independent value added resellers and internal direct sales professionals. The Company targets mid-size corporations, small-office home-office professionals and select residential market segments. To date AvTel has generated revenues primarily through the provisioning of data networking and internet service.

                                                                     (Continued)

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements





     Matrix provides long distance telephone service in forty-nine states over intercity facilities provided by fully certified dominant domestic and international carriers. Matrix resells to both residential and commercial customers; however, the primary focus is to the small business owner and select residential customers. Matrix is fully certified by the Federal Communications Commission and certified to operate in all states requiring such certification. Matrix holds billing and collection agreements with all regional bell operating companies, GTE, and other independent telephone companies.

     (b)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all demand deposits, time deposits, and other highly liquid investments with a remaining maturity at date of purchase of less than ninety days to be cash equivalents.

     (d)  Commissions

          Commissions to sales agents are paid and expensed based on a percentage of billings as incurred.

          Commissions paid in advance of $221,000 and $1,576,000 as of December 31, 1997 and 1996, respectively, included in other current assets, are being expensed over a period of eighteen months based on estimated billings of the customers for which the commissions were paid.

     (e)  Revenue Recognition

          Long  distance,   frame  relay  and  internet   service  revenues  are
          recognized as service is provided. Amounts paid in advance are recorded as deferred revenue.

     (f)  Property and Equipment

          Property and equipment are recorded at cost. Maintenance and repairs are charged against income as incurred, while renewals and major replacements are capitalized. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in operations. The Company provides depreciation on fixed assets using the straight-line method over the estimated useful lives of the respective assets.

                                                                     (Continued)

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements





     (g)  Income Taxes

          The Company utilizes the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (h)  Use of Estimates

          Management of the Company has made a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (i)  Concentrations of Credit Risk

          The Company's subscribers are primarily small business owners and residential subscribers and are not concentrated in any specific geographic region of the United States. The Company has agreements with Local Exchange Companies, which provide billing and collection services to the majority of the Company's subscribers. A significant portion of the Company's accounts receivable is due from these Companies.

     (j)  Accounts Receivable

          Accounts receivable are net of allowances for doubtful accounts and other provisions of $982,000 and $627,000 as of December 31, 1997 and 1996, respectively. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of subscribers, historical trends and other information.

     (k)  Financial Instruments

          The Company's financial instruments include cash, receivables, payables and accrued expenses. The carrying amount of such financial instruments approximates fair value because of the short maturity of these instruments.

                                                                     (Continued)

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements





(l)  Acquired Customer Base

     Acquired customer base of $1,575,083, which is net of accumulated amortization of $8,000, at December 31, 1997, included in other assets, is being amortized on a straight-line basis over five years. The Company assesses the recoverability of this intangible asset by determining whether the acquired customer base balance can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is measured based on projected discounted cash flows. The assessment of the recoverability of the acquired customer base will be impacted if estimated future operating cash flows are not achieved.

(2)  Acquisitions

     Matrix Telecom, Inc. -- On December 1, 1997, AvTel and Matrix completed the Share Exchange. For accounting purposes the Share Exchange was treated as a reverse acquisition of AvTel by Matrix. AvTel was the legal acquiror and, accordingly, the Share Exchange was effected by the issuance of AvTel common stock in exchange for all of the common stock then outstanding of Matrix. In addition, holders of outstanding Matrix stock options received non-qualified stock options of the Company. After the Share Exchange the former shareholders of Matrix held approximately 84% of the then outstanding common stock of the Company.

     The consummation of the Share Exchange was subject to the satisfaction of several conditions by AvTel. These included the reincorporation of AvTel (then a Utah corporation; "AvTel Utah") in Delaware by way of a merger (the "Reincorporation Merger") with and into AvTel Communications, Inc., a Delaware corporation, a wholly-owned subsidiary formed for the sole purpose of this merger. As part of the merger, AvTel (the surviving Delaware corporation) issued to its stockholders one share of new Delaware Common Stock for each four shares of AvTel-Utah's Common Stock outstanding immediately prior to the Reincorporation Merger. AvTel's Series A
     Convertible Preferred Stock and its outstanding options were similarly adjusted. Accordingly, the Reincorporation Merger essentially effected a one for four reverse stock split of AvTel's shares.

     In connection with the reverse acquisition of AvTel by Matrix, the following assets were acquired, liabilities assumed, and common and preferred stock issued.

              Current assets other than cash                       $   258,041
              Fixed assets                                             577,836
              Customer base                                          1,583,000
              Goodwill                                               9,098,545
              Current liabilities                                   (1,945,526)
              Long-term liabilities                                   (688,854)
              Common and preferred stock issued                     (9,149,513)
                                                                   -----------
                Cash acquired                                      $   266,471
                                                                   ===========
                                      F-10

                                                                     (Continued)

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements






     The reverse acquisition of AvTel by Matrix was accounted for using the purchase method of accounting. In order to value the consideration given in the Share Exchange the market price of AvTel's common stock for a period immediately preceding the announcement of the Share Exchange was used. As of the date of acquisition, the Company determined the fair value of the net tangible and intangible assets acquired and liabilities assumed. Concurrently, the Company determined that the carrying amount of recorded goodwill was not recoverable. Accordingly, the Company recorded a charge to income of $9,098,545 immediately subsequent to the reverse acquisition. Proforma results of operations of the Company as if the Share Exchange had occurred as of the beginning of the periods presented is as follows except that the acquisition related loss is reflected as of January 1, 1997, for comparative purposes:

                                                       Year ended
                                                      December 31,
                                                      ------------
                                                  1997             1996
                                            --------------       ----------

     Revenue                                $   54,094,095       73,512,954
     Net income (loss)                         (12,634,346)       2,289,495
     Proforma net loss per share            $        (1.11)             --


     Best Connections, Inc. ("Best") -- Effective July 1, 1997, shareholders of Best, an affiliate of Matrix through substantially common ownership, contributed their ownership of Best to Matrix in exchange for 934,987 shares of Matrix common stock. Best's primary assets were 1,999,997 shares of Matrix common stock and cash of $211,000. The assets and liabilities of Best were recorded at their historical cost which approximated the fair value of such assets as of July 1, 1997. As a result of the combination, Matrix assumed the obligation to grant up to 1,999,997 stock options to agents of Best, certain employees of affiliated companies and potentially others. Such option grants relate to services, including sales promotion activities, to be performed by the recipients on behalf of the Company. Accordingly, the fair value of such options will be charged to expense by the Company as the related services are provided.

     In connection with the Matrix and Best combination, the following assets were acquired, liabilities assumed and common stock issued:

          Fixed assets                                             $    15,137
          Current liabilities                                         (183,014)
          Common stock issued                                        3,361,208
          Treasury stock acquired                                   (3,317,940)
                                                                   -----------
          Cash acquired                                            $   211,172
                                                                   ===========

                                      F-11

                                                                     (Continued)

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements






     Results of operations for 1997 and 1996 would not have been significantly different had the Best and Matrix combination occurred as of the beginning of the respective years.

     DNS Communications, Inc. ("DNS") -- In October 1995, Matrix issued 2,405,499 shares of its common stock valued at $3,607,682 in exchange for all of the outstanding common stock of DNS, a Houston based long distance reseller. The transaction was accounted for under the purchase method. The purchase price in excess of the book value of DNS net assets was allocated based upon the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition and included the following:


          Current assets                                   $ 1,978,262
          Acquired customer base                             6,351,131
          Other noncurrent assets                              114,384
          Accounts payable and accrued expenses             (2,346,102)
          Deferred tax liability                            (2,489,993)
                                                           -----------
                    Value assigned to common stock issued  $ 3,607,682
                                                           ===========

     Summarized results of operations of DNS is as follows:

                                                      Period from
                                   Year Ended       October 1, 1995 to
                                December 31, 1996   December 31, 1995
                                -----------------   -----------------

          Revenue                  $   11,027,000        $  4,277,000
          Net income (loss)               122,000          (3,940,000)

     Subsequent to the acquisition, the operations of DNS generated substantial losses. DNS's customer churn rate and bad debts as well as projected cash flows were evaluated and as of December 31, 1995 it was determined that the remaining investment in the DNS acquired customer base totaling approximately $4,462,000 should be written off. Such amount net of related deferred taxes is included in the loss of DNS reflected above for 1995.

     In June 1996, Matrix sold the customer base acquired in the DNS acquisition in addition to certain blocks of customers acquired during 1995 and 1996 together with related assets to a former officer of Matrix and a former shareholder of DNS for approximately $5,270,000. Matrix recorded a gain on this sale of approximately $3,221,000. This gain is included in equity in net income (loss) of DNS in the 1996 statement of operations.

                                      F-12

                                                                     (Continued)

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements





     Due to the timing of the acquisition and subsequent decision to sell the operations of DNS, Matrix has recorded its interest in DNS operations using the equity method of accounting.

(3)  Property and Equipment

     Property and equipment consisted of the following:

                                            Estimated          December 31
                                                               -----------
                                            useful life      1997       1996
                                            -----------   ----------  ---------
        Communications system                 2-5 years   $1,318,326  1,328,679
        Office furniture and equipment        1-7 years    2,945,795  2,815,451
        Leasehold improvements               lease term      416,220    416,220
                                                          ---------- ----------
                                                           4,680,341  4,560,350
                                                          (2,888,659)(2,938,995)
                                                          ----------  ---------
                                                          $1,791,682  1,621,355
                                                          ==========  =========

     Depreciation expense was $632,000, $877,000 and $882,000 for 1997, 1996 and
     1995, respectively.

(4)  Stockholders' Equity

     The preferred shareholders are entitled to receive cumulative annual dividends at a rate of 8% and are entitled to a preference in liquidation in the amount of $4 per share plus unpaid dividends. There were $88,000 cumulative preferred stock dividends in arrears at December 31, 1997. The preferred stock is convertible, on a one-for-one basis, into shares of Company common stock. The Company has 1,000,000 preferred shares authorized.

     In October 1995, the Company issued 2,405,499 shares of its no par value common stock valued at $3,607,682 for 100% of the outstanding shares of DNS Communications, Inc. ("DNS"), a Houston based long distance reseller.

     In December 1996, the Company issued 1,463,771 shares of its no par value common stock for future commissions due to affiliates as of October 31, 1996. A value of $1.50 per share was used in determining the number of shares to issue in settlement of the $2,195,211 obligation. Of this amount, $1,355,000 and $619,000 was expensed as commission expense in 1997 and 1996, respectively.

     During 1996, the Company sold to certain employees 482,400 shares of common stock at $1.50 per share. As of December 31, 1996, the Company had recorded a $723,600 receivable for such shares, which was subsequently collected. Proceeds used to repay the $723,600 receivable were loaned to

                                      F-13

                                                                     (Continued)

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements






     the employees by a major shareholder of the Company. As of December 31, 1997 and 1996, the shares subject to this agreement could be put to the Company at the option of the employee at approximately $1.50 and $1.86 per share ($578,880 and $896,000), respectively. Such amounts have been included in other liabilities. Activity in common stock outstanding related to shares subject to put follows:

                                                             Shares     Amount
                                                            --------  ---------

          Sale of common shares subject to put               482,400  $ 723,600
          Increase in share value subject to put charged
             to expense                                         --      172,400
                                                            --------   --------
                      Balance, December 31, 1996             482,400    896,000

          Decrease in share value subject to put recorded
              as a reduction to expense                         --     (172,400)
          Vested shares no longer subject to put             (96,480)  (144,720)

                       Balance, December 31, 1997            385,920  $ 578,880
                                                            ========   ========

     Under certain circumstances (e.g., employee termination) the Company has a call at amounts discussed above.

     During May 1996, the Company purchased 171,548 shares of its no par common stock as treasury stock for $439,584. As further discussed in note 8 in connection with the Best and Matrix combination effective July 1, 1997, Matrix acquired an additional 1,999,997 shares of its common stock as treasury stock. As a part of the recapitalization done in connection with the AvTel reverse acquisition, Matrix retired the 171,548 shares of its common stock discussed above and the Company recorded the remaining treasury stock at par value.

(5)  Federal and State Income Taxes

     The provision for income taxes consisted of the following:

                                                      1997        1996     1995
                                                      ----        ----     ----

     Current tax expense (benefit):
         Federal                              $   (234,899)  1,751,047  480,736
         State and local                           (41,453)    257,507   70,105
                                                  --------   ---------  -------
                                                  (276,352)  2,008,554  550,841
                                                  --------   ---------  -------
                                      F-14

                                                                     (Continued)

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements







     Deferred tax expense (benefit):
                Federal                           --       (254,350)    424,708
                State and local                   --        (67,328)    106,177
                                              --------   ----------   ---------
                                                  --       (321,678)    530,885
                                              --------   ----------   ---------
                                            $ (276,352)   1,686,876   1,081,726
                                              ========   ==========   =========

     Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:

                                                     1997        1996       1995
                                              -----------   ---------  ---------

Computed "expected" tax expense (benefit) $(3,559,144) 1,404,637 870,502 State and local taxes, net of federal income
    tax effect                                    (27,359)    125,518    116,346
Nondeductible acquisition related write off     3,093,522        --         --
Losses not providing tax benefit                  330,190        --         --
Other                                            (113,561)    156,721     94,878
                                              -----------   ---------  ---------
                                              $  (276,352)  1,686,876  1,081,726
                                              ===========   =========  =========

     Deferred income taxes as of December 31, 1997 and 1996 reflect the impact of temporary differences between financial statement carrying amounts and tax bases of assets and liabilities. The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 1997 and 1996 are presented below:


                                                                 December 31

                                                               1997       1996
                                                          -----------    -------


Deferred tax assets:
       Net operating loss carryover                       $   814,425       --
       Compensation related items                             299,554       --
       Contingent liabilities and other items                 204,978    134,288
                                                          -----------    -------
       Gross deferred tax asset                             1,318,957    134,288
       Less valuation allowance                            (1,184,669)      --
                                                          -----------    -------
               Net deferred tax asset                         134,288    134,288

Deferred tax liabilities:
       Customer base intangible                              (633,000)      --
                                                          -----------    -------
               Net deferred tax asset (liability)         $  (498,712)   134,288
                                                          ===========    =======

                                                                     (Continued)

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements







     The valuation allowance for deferred tax assets increased $1,184,669 during 1997, $854,479 of which relates to temporary differences of AvTel as the date of the acquisition.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prior taxes paid in making this assessment. Based upon its evaluation of these factors, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance, at December 31,
     1997. At December 31, 1997, the Company has net operating loss carryforwards for federal tax purposes of approximately $2,400,000 which had been generated by AvTel prior to the reverse acquisition which are available on a limited basis to offset future federal taxable income, if any, through 2012. When realized such benefit will first be utilized to reduce long term intangible assets recorded in the reverse acquisition of AvTel by Matrix.

(6)  Related Party Transactions

     The Company has had transactions in the normal course of business with various companies which are affiliated with shareholders of the Company. Pacific Gateway Exchange, Inc. ("PGE"), an affiliated company, provides the Company with significant domestic and international transmission services. Common shareholders hold an interest in both PGE and the Company. Affiliates of the Company also act as agents for the Company in the solicitation of new customers. A significant number of the Company's employees are leased from United Group Service Center, an affiliate, who provides such services to a number of affiliated companies. The Company provides long distance service to a number of affiliated companies.
     Balances with affiliates related to operating activities are settled monthly. In addition, the Company has made both interest bearing and noninterest bearing advances to affiliated companies.

                                                                     (Continued)

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements





     Due from affiliates consists of the following:

                                                               December 31
                                                            1997       1996
                                                        ----------  ---------

Core Marketing - note receivable due September 1, 1998  $1,798,889       --
United Membership Marketing Group (long distance
       services)                                            44,888       --
Specialized Card Services (long distance services)          20,564       --
UICI Administrators (long distance services)                28,965       --
Excell Agent Services (long distance services)                --      193,285
Interactive Media Works (IMW) (long distance services)      25,263        525
Core Marketing (long distance services)                    111,280    134,652
Other receivables from various affiliates                   97,922    160,352
Receivable from major shareholder for stock issued            --      723,600
                                                        ----------  ---------

                                                        $2,127,771  1,212,414
                                                        ==========  =========

     Due to affiliates consists of the following:

                                                             1997        1996
                                                       ----------   ---------

PGE (network transmission services)                    $2,335,787   2,244,411
Group Association (UGA) and
       Core Marketing (commissions)                       134,618     144,612
Other payables to various affiliates                      249,012     208,536
                                                       ----------   ---------
                                                       $2,719,417   2,597,559
                                                       ==========   =========

     Significant services and transactions incurred in the normal course of operations with affiliated companies are summarized as follows:

                                                      1997       1996       1995
                                                ----------  ---------  ---------

Revenues include the following:
 U.S. Teleco-billing and collection services,
     customer service and accounting services   $  200,370       --         --
 Long distance revenues from affiliates:  UGA,
     UICI, IMW, and Core Marketing               3,351,375  5,445,903  3,180,302
                                                ----------  ---------  ---------
                                                $3,551,745  5,445,903  3,180,302
                                                ==========  =========  =========

                                                                     (Continued)

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements




Cost of revenues includes the following:
  Network transmission services - PGE                        $15,917,688  20,527,236  17,195,182
                                                             ===========  ==========  ==========

Selling, general and administrative includes the following:
  Expenses paid on behalf of PGE for access
      services, for which the Company was reimbursed         $ 3,534,154   5,040,051   3,142,222
  Expenses incurred for leasing employees from
      United Group Service Center                              4,395,820   4,542,007   3,655,712
  Sales commissions to affiliates:  TravelCom 800,
      Core Marketing, UICI, UGA and
      Best Connections                                           990,533   5,335,233   6,314,878
  Overhead expenses reimbursed to/from
      UGA Divisions                                              110,761      77,231     105,007
  Core Marketing - casual mailings                               603,742        --          --
                                                             -----------  ----------  ----------
                                                             $ 9,635,010  14,994,522  13,217,819
                                                             ===========  ==========  ==========

Interest expense includes the following:
  Interest paid to shareholder                               $      --       173,380       6,299
                                                             ===========  ==========  ==========


     During 1996, the Company obtained loans of $4,900,000 from a significant shareholder for working capital and other purposes. Such amount was repaid during 1996.

(7)  Stock Compensation

     AvTel options -- Prior to the Share Exchange AvTel adopted a 1997 Incentive Stock Option Plan (the "AvTel 1997 Plan") for option grants to officers and key employees. The AvTel 1997 Plan authorizes grants of options to purchase up to 250,000 shares of authorized but unissued common stock and 125,000 shares of restricted common stock. Stock options are to be granted with an exercise price greater than or equal to the stock's fair market value at the date of grant. Options generally vest 25% after one year and 25% each year thereafter until fully vested. Such options typically expire after ten years. In addition, AvTel had other options which had been granted prior to the adoption of the AvTel 1997 Plan. After the Share Exchange all outstanding options became obligations of the Company.

     Matrix options -- Periodically, the Board of Matrix approved stock options for certain officers and employees. Stock option transactions of Matrix prior to the Share Exchange are reflected in the table below. At the time of the Share Exchange, Matrix had 22,338 options outstanding to purchase its common stock. In connection with the Share Exchange, the Company reissued these stock options and they vested immediately. These reissued options expire in December 2002.

                                                                     (Continued)

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements






     The per share weighted average fair value of stock options granted during 1995 was $1.67 on the date of the grant using the Black Scholes option - pricing model with the following weighted-average assumptions: risk-free interest rate of 7.0%, and an expected life of 20 years.

     The Company applies APB Opinion No. 25 in accounting for the AvTel 1997 Plan and the Matrix options discussed above; and, accordingly, no compensation cost has been recognized for its stock options issued to employees in the financial statements. For stock options granted to nonemployees, the Company accounts for such options in accordance with the requirements of SFAS No. 123. Had the Company determined compensation cost based on the fair value at the grant date for stock options issued to employees under SFAS No. 123, the Company's net loss in 1997 and 1995 would have been increased by approximately $5,000 and net income in 1996 would have been decreased by approximately $5,000.

     Best Connections, Inc. options -- As discussed in note 2 as a result of the Matrix combination with Best, Matrix assumed the obligation to issue stock options to Best's agents under Best's 1997 Option Plan. Effective as of the date of combination, July 1, 1997, 1,292,000 options to purchase Matrix common shares were granted to Best agents at $1.50 per share which will result in aggregate commission expense of approximately $764,000 over the vesting period. The option price per share was $1.50. The agents' options become exercisable no later than December 31, 1999 and may be exercised earlier based on qualified billings of long distance customers generated by the agents during six month measurement periods. After the Share Exchange such options became obligations of the Company. As of December 31, 1997, 421,343 options have been earned under the Plan and the Company recorded expense totaling approximately $249,000 related to such options based on qualified billings for 1997. In January 1998, 311,985 of such options became exercisable. Options generally expire two years from the date they become exercisable or sixty days subsequent to termination of employment.

     The per share weighted average fair value of stock options granted on July 1, 1997 was $.59 on the date of the grant using the Black Scholes option - pricing model with the following weighted-average assumptions: expected volatility of 30%, risk-free interest rate of 6.0%, and an expected life of
     3.5 years.

     Best Connections, Inc. options and restricted stock agreements -- As discussed in note 2 as a result of the Matrix combination with Best, Matrix assumed the obligation to issue stock options, consisting of Matrix common shares owned by Best, to employees of affiliated companies. Effective July 15, 1997, the Company issued 247,500 options to purchase an equal number of shares of its common stock, at $1.50 per share subject to the provisions of a Restricted Stock Agreement. The stock options expire if unexercised after December 15, 2002. The Restricted Stock Agreement includes a call provision by the Company that lapses ten percent each six months beginning December 15, 1997 through June 15, 2002

                                                                     (Continued)

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements





     or fully lapses in the event of death or permanent disability of the option holder. The call price is equal to the initial purchase price of $1.50 plus the aggregate amount of net income or loss per share for each fiscal quarter beginning after December 15, 1997. In no event will the call price be less than the initial purchase price. The Company is recognizing expense over the life of the options in accordance with the provisions of SFAS No. 123 and, during 1997, the Company recorded expense of $499,000. At December 31, 1997, no options had been exercised and therefore no shares were subject to the terms of the Restricted Stock Agreement.

     The per share  weighted  average  fair  value of stock  options  granted on
     December 15, 1997 was $6.88 on the date of the grant using the Black Scholes option - pricing model with the following weighted-average assumptions: expected volatility of 30%, risk-free interest rate of 6.0%, and an expected life of five years.

     Stock option activity is as follows:

                                                                Weighted average
                                                                     Exercise
                                                       Options         Price
                                                    ----------      ---------
Outstanding at December 31, 1994                          --        $     --
       Granted                                          53,607           2.24
                                                                    ---------
Outstanding at December 31, 1995                        53,607           2.24
       Canceled                                        (31,269)          2.24
                                                                    ---------
Outstanding at December 31, 1996                        22,338           2.24
       AvTel options outstanding at time of
           Share Exchange                              255,109           4.52
       Granted                                       1,539,500           1.50
       Exercised                                       (15,000)          3.50
                                                                    ---------
Outstanding at December 31, 1997                     1,801,947           1.78
                                                    ==========      =========

Exercisable at December 31, 1995                          --        $     --
Exercisable at December 31, 1996                         3,574           2.24
Exercisable at December 31, 1997                       349,972           2.21

     Total expense recorded for stock based awards during 1997 was $748,884.

     The following table summarizes certain information about the Company's stock options at December 31, 1997.

                                                                     (Continued)

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements





                               Options Outstanding                              Options Exercisable
                               -------------------                              -------------------
                                       Weighted
                                        average         Weighted
        Range of        Number of      remaining         average               Number of        Weighted average
     exercise prices     options    contractual life  exercise price       options exercisable   exercise price
     ---------------   ---------   ----------------   --------------       -------------------   --------------
     $   1.00 - 3.00   1,756,674      3.8 years          $  1.64                  310,949           $    1.56
         4.00 - 6.00      28,097      6.4                   4.89                   21,847                4.86
            8.00           5,429      9.1                   8.00                    5,429                8.00
           12.00          11,747      8.8                  12.00                   11,747               12.00


(8)  Proforma Net Loss per Common Share

          In February 1997, the Financial Accounting Standards Board issued SFAS 128, Earnings per Share. SFAS 128 supersedes the earnings per share calculation methods of APB 15, effective for annual and interim periods ending after December 15, 1997. In accordance with this standard, the net loss per share amount presented on the Company's Consolidated Statement of Operations for 1997 have been calculated using the measurement provisions of SFAS 128.

          The following data show amounts used in computing net loss per share under the provisions of SFAS 128.

                                                                        1997
                                                                   ------------

Net loss                                                           $(10,191,720)
Less preferred dividends                                                  5,540
                                                                   ------------
  Loss applicable to common shareholders                           $(10,197,260)
                                                                   ============

Proforma weighted average number of common shares
  used in basic and diluted net loss per common share                 8,267,296

Net loss per common share -
  Basic and diluted                                                $      (1.23)
                                                                   ============

          Per share amounts are not reflected for 1996 and 1995 due to the recapitalization of the Company as a result of the reverse acquisition in 1997.

                                                                     (Continued)

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements





     For the period prior to the reverse acquisition, the number of shares outstanding of Matrix multiplied by the exchange ratio was used to calculate the weighted average number of shares outstanding for pro forma purposes. Basic and diluted proforma net loss per common share are equal as assuming conversion of potentially dilutive securities would be antidilutive. At December 31, 1997, the Company has 509,947 outstanding options at a weighted-average exercise price per share of $2.49 (note 7) and 207,700 shares of preferred stock which are convertible into an equal number of shares of common stock (note 4). The potentially dilutive effect of these securities has not been considered in the computation of diluted net loss per common share since their effect would be antidilutive.

(9)  Leasing Activities and Other Commitments

     The Company leases office space and various equipment under operating leases expiring in various years through 2001. In the normal course of business, operating leases are generally renewed or replaced by other leases. Total rental expenses were $245,000 in 1997, $325,000 in 1996 and $239,000 in 1995. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1997 are: 1998 - $353,000; 1999 - $353,000; 2000 - $329,000 and 2001 - 68,000.

     Substantially all of the Company's switching and transmission facilities have been provided by two suppliers under negotiated contractual agreements. The Company purchases long distance services at certain per-minute rates, which vary depending on the time and type of call. At December 31, 1997, there are outstanding contractual agreements committing the Company to $6,773,000 minimum usage for 1998.

(10) Contingencies

     The Company presently has contingent liabilities relating to various lawsuits and other matters related to the conduct of its business. On the basis of information furnished by counsel and others, management believes these contingencies upon resolution will not materially affect the financial condition or results of operations of the Company.

AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 1997, 1996, and 1995

                            Balance at                                Balance at
                             beginning                                  end of
   Description               of period  Additions (a)  Deductions (b)   period

Allowance for doubtful
   accounts - year ended
   December 31, 1997        $  627,000  1,829,770       1,474,770      982,000
                            ==========  =========       =========      =======

Allowance for doubtful
   accounts - year ended
   December 31, 1996        $  730,000  1,461,471       1,564,471      627,000
                            ==========  =========       =========      =======

Allowance for doubtful
   accounts - year ended
   December 31, 1995        $  789,000  1,955,842       2,014,842      730,000
                            ==========  =========       =========      =======




(a)         Charged to costs and expense
(b)         Accounts written off

                         EXHIBIT INDEX

Exhibit
Number           Title of Document                             Page Number
----  ---------------------------------------------------      -----------

2.1 Acquisition Agreement, dated as of August 30, 1996, by and among Hi-Tiger International, Inc., a Utah corporation, AvTel Communications, Inc., a Utah corporation, and AvTel Holdings, Inc., a California corporation. (Incorporated by reference to Exhibit A to Registrant's Information Statement on Schedule 14C dated October 2, 1996).

2.2  Amendment No.1 to Acquisition Agreement, dated October
     22, 1996, among Hi-Tiger International, Inc., AvTel
     Communications, Inc. and AvTel Holdings, Inc.
     (Incorporated  by reference to Exhibit 2.2 to Registrant's
     Current Report on Form 8-K dated October 23, 1996).

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

2.7 Agreement and Plan of Merger, dated as of October 3, 1997, between AvTel Communications, Inc., a Delaware corporation and AvTel Communications, Inc., a Utah corporation. (Incorporated by reference to
     Exhibit 2.7 to Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1997).

3.1 Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1997).

3.2  Bylaws of the Registrant. (Incorporated
     by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1997).

10.1 Rights Agreements dated October 23, 1996, between the Registrant and holders of the Registrant's Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K dated October 23, 1996).

10.2 Employment Agreement, dated as of August 1, 1996, between the Registrant and Anthony E. Papa. (Incorporated by reference to Exhibit 10.01 to Registrant's Annual Report on Form 10-KSB for the year ended September 30,
     1996).

10.3 Employment Agreement, dated as of August 1, 1996, between the Registrant and James P. Pisani. (Incorporated by reference to Exhibit 10.01 to Registrant's Annual Report on Form 10-KSB for the year ended September 30,
     1996).

10.4 Employment Agreement, dated as of November 20, 1996, between the Registrant and Frank Dziuba. (Incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-KSB for the year ended September 30,
     1997).

10.5 Employment Agreement, dated as of January 27, 1997, between the Registrant and D. Stephen DeWindt, as amended. (Incorporated by reference to Exhibit
     10.5 to Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1997).

10.6 1997 Stock Incentive Plan. (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement on Schedule 14A dated January 8, 1997.)

10.7 Registration Rights and Lockup Agreement dated December 1, 1997, between the Registrant and Matrix Telecom, Inc., on behalf of the stockholders of Matrix, (Incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated December 1, 1997).

10.8 Triple Net Real Property Lease (Multi-Tenant Building) dated as of February 16, 1998, by and between Bath Street Partners, a California limited partnership and the Company.

10.9 Commercial Lease Agreement dated February 28, 1995,
     Matrix Telecom, Inc. and Ameritas Life Insurance Corp., as amended by Lease Modification Agreement dated March 2,
     1995.

10.10 Resale Solutions Switched Services Agreement dated March 12, 1998, between Matrix Telecom, Inc. and Sprint Communications Company L.P.

10.11 IXplus License Agreement dated as of April 23, 1991, between Matrix Telecom and Electronic Data Systems Corporation, as amended by Amendment Number One dated as of October 1, 1992.

21   List of Subsidiaries.

23 Consent of KPMG Peat Marwick LLP.

27   Financial Data Schedule.