Form 10-Q
period 1998-03-31
AVTEL COMMUNICATIONS INC/UT
filed 1998-05-15
CIK 1005974

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER 0-27580

                                   ---------

                         AVTEL COMMUNICATIONS, INC.
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

                                   ---------


              DELAWARE                                 87-0378021
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


                                501 BATH STREET
                         SANTA BARBARA, CALIFORNIA 93101
                                (805) 884-6300
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 8, 1998, there were 9,524,747 shares of the Registrant's Common Stock, par value $0.01 per share, issued and outstanding, excluding treasury stock.

                         AVTEL COMMUNICATIONS, INC.

                        QUARTER ENDED MARCH 31, 1998

                            TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I.         FINANCIAL INFORMATION

       Item 1.  Financial Statements
                Consolidated Balance Sheets as of March 31,
                  1998 (Unaudited) and December 31, 1997....................  3
                Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1998 and 1997 (Unaudited)....  4
                Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1998 and 1997 (Unaudited)....  5
                Notes to Consolidated Financial Statements
                  (Unaudited)...............................................  6

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................  7


PART II.        OTHER INFORMATION


       Item 6.  Exhibits and Reports of Form 8-K............................ 13

Signature Page.............................................................. 14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                March 31,        December 31,
                                                  1998                1997
                                             -----------------------------------
                                              (Unaudited)
                  Assets
CURRENT ASSETS
  Cash and cash equivalents                   $ 3,994,945            4,807,441
  Accounts receivable, net                      7,423,082            6,961,953
  Due from affiliates                           1,903,805            2,127,771
  Federal and state income tax receivable         605,846              598,970
  Other current assets                            627,198              861,950
                                              -----------           ----------
          Total current assets                 14,554,876           15,358,085
                                              -----------           ----------
Property and equipment, net                     1,698,861            1,791,682
Other assets, net                               1,477,467            1,575,083
                                              -----------           ----------
          Total assets                        $17,731,204           18,724,850
                                              ===========           ==========

      Liabilities and Stockholders' Equity

CURRENT LIABILITIES
  Accounts payable and other
     accrued expenses                         $ 1,740,513           1,546,762
  Accrued network services costs                4,229,479           4,319,198
  Sales and excise tax payable                    788,450             736,012
  Due to affiliates                             2,896,034           2,719,417
  Other current liabilities                       559,385             466,039
                                              -----------          ----------
          Total current liabilities            10,213,861           9,787,428
                                              -----------          ----------
Deferred income taxes                             498,712             498,712
Common stock subject to put option                578,880             578,880
Other liabilities                                  38,640              50,782
                                              -----------          ----------
          Total liabilities                   $11,330,093          10,915,802
                                              -----------          ----------
STOCKHOLDERS' EQUITY
  Series A convertible preferred stock,
    cumulative as to 8% dividends.
    Authorized 1,000,000 shares,
    $0.01 par value, 147,700 shares
    issued and outstanding. (Liquidation
    preference of $665,635 including
    dividends in arrears).                         1,477               2,077
  Common stock, authorized 20,000,000
    shares,  $0.01 par value,  11,524,744
    and 11,437,056 shares issued March 31,
    1998 and December 31, 1997 respectively,
    including 385,920 shares subject to
    put options.                                 111,388             110,511
  Additional paid in capital                  17,403,015          17,138,739
  Retained earnings (accumulated deficit)    (11,094,769)         (9,422,279)
  Treasury stock, 1,999,997 shares               (20,000)            (20,000)
                                            ------------         -----------
          Total stockholders' equity           6,401,111           7,809,048

  Commitments and contingencies                        -                   -
                                            ------------         -----------
          Total liabilities and
           stockholders' equity              $17,731,204          18,724,850
                                            ============         ===========


See accompanying Notes to Consolidated Financial Statements.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)


                                                   Three Months
                                                  Ended March 31,
                                               ------------------
                                                1998          1997
                                               --------     -------

REVENUES                                    $12,444,839    13,970,761

COST OF REVENUES                              9,287,995     9,477,191
                                              ---------     ---------
GROSS MARGIN                                  3,156,844     4,493,570

Operating expenses
  Selling, general and administrative         4,582,446     3,716,752
  Depreciation and amortization                 278,868       184,851
                                              ---------     ---------
     Total operating expenses                 4,861,314     3,901,603
                                              ---------     ---------
OPERATING INCOME (LOSS)                      (1,704,470)      591,967

Interest expense                                (11,975)       (5,056)
Other income, net                                43,955        54,227
                                             -----------    ----------
Income (loss) before income taxes            (1,672,490)      641,138

Income tax expense (benefit)                          0       269,279
                                             -----------    ----------
NET INCOME (LOSS)                           $(1,672,490)      371,859
                                            ===========       =======

Net income (loss) per share -
   basic and diluted                        $     (0.18)         0.04*
                                            ===========          ====

Weighted average number of common shares      9,477,489     8,647,498*
                                            ============    =========



*   The 1997 amounts are presented on a pro forma basis.






See accompanying Notes to Consolidated Financial Statements.

                      AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                          Three Months
                                                          Ended March 31,
                                                    -------------------------
                                                       1998             1997
                                                    --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $(1,672,490)        371,859
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
        Depreciation and amortization                278,868         184,853
        Amortization of advanced commissions         173,919         425,945
        Provision for bad debts                      749,725         356,747
        Stock compensation earned                    234,098               0
  Changes in assets and liabilities:
        Accounts receivable                       (1,210,854)        794,478
        Due from affiliates                          223,966      (1,210,315)
        Other current assets                        (321,100)      1,657,810
        Accounts payable and accrued liabilities     214,681          50,279
        Due to affiliate                             176,617        (246,086)
                                                  -----------      ----------
        Net cash provided by (used in)
        operating activities                      (1,152,570)      2,385,570

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                 (88,431)       (51,336)
  Loans to affiliates                                      0     (2,000,000)
  Payments on loans to affiliates                    410,192         12,874
  Proceeds from sale of property and equipment             0          2,749
                                                  -----------    -----------
        Net cash provided by (used in)
        investing activities                         321,761     (2,035,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital leases               (12,142)             0
  Issuance of common stock for exercise
      of options                                      30,455              0
                                                  -----------    -----------
    Net cash provided by financing activities         18,313              0
                                                  -----------    -----------
    Net increase (decrease) in cash and cash
    equivalents                                     (812,496)       349,857

Cash and cash equivalents at beginning of quarter  4,807,441      4,622,395
                                                  -----------    -----------
Cash and cash equivalents at end of quarter      $ 3,994,945      4,972,252
                                                 ===========      =========



See accompanying Notes to Consolidated Financial Statements.

                 AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

                          March 31, 1998 and 1997


(1) Basis of Presentation
    ---------------------

    The unaudited consolidated financial statements of AvTel Communications, Inc. and Subsidiaries (the "Company") for the quarters ended March 31, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

(2) Earnings Per Common Share
    -------------------------
    The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), in the fourth quarter of 1997 which required companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has restated its March 31, 1997 earnings per share calculation to reflect the adoption of SFAS 128.

(3) Stock Compensation
    ------------------
    On January 1, 1998 the Company granted options to purchase 75,000 of the Company's common shares at an exercise price of $1.50 per share. On March 1, 1998 the Company granted options to purchase 100,000 of the Company's common shares at an exercise price of $1.50 per share. These options become exercisable based on qualified billings of long distance customers generated by the optionees from the respective dates of grant through December 31, 2000.

     On February 24, 1998 the Company's Board of Directors approved the grant of a total of 120,000 shares of restricted common stock to two board members pursuant to the Company's 1997 Stock Incentive Plan. The restricted stock provisions will lapse over four years or fully lapse in the event of death or permanent disability of the grantee.

     On February 26, 1998 the Company granted incentive stock options to purchase 11,250 of the Company's common shares at an exercise price of $6.00 per share. The options were granted pursuant to the Company's 1997 Stock Incentive Plan and vest at the rate of 50% per year over two years.

(4) Comprehensive Income (Loss)
    ---------------------------
    In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") was issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other annual financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Comprehensive income (loss) for the three months ended March 31, 1998 and 1997 is equal to net income (loss) reported for such periods.

(5) Conversion of Preferred Stock
    -----------------------------

    On January 22, 1998, and February 26, 1998, a total of 60,000 shares of preferred stock was converted to 60,000 shares of common stock.

(6) Pro Forma Results of Operations
    -------------------------------

    Pro forma results of operations of the Company as if the reverse acquisition of AvTel by Matrix had occurred as of January 1, 1997, are as follows:

       Revenue                           $14,698,811
       Net loss                           (8,954,539)
       Pro forma net loss
       per share - basic and diluted           (1.03)

(7) Contingencies
    -------------
    The Company is a party to legal proceedings incidental to its business which, in the opinion of management, are not expected to have a material adverse effect on the Company's consolidated financial position or operating results.
                                      6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS DOCUMENT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING WITHOUT LIMITATION STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS AND OUTCOMES COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING THOSE DESCRIBED HEREIN AND THOSE SET FORTH IN THE RISK FACTORS DESCRIBED IN ITEM 1 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 14, 1998.

The following discussion and analysis should be read in connection with the unaudited consolidated financial statements for the quarters ended March 31, 1998 and 1997 of the Registrant and related notes included elsewhere in this report and the consolidated financial statements and related management discussion and analysis included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

Overview

           AvTel Communications, Inc. (the "Company," the "Registrant" or "AvTel") was formerly a Utah corporation. On December 1, 1997, the Company merged with and into its wholly-owned Delaware subsidiary, thus effecting the Company's reincorporation in Delaware (the "Reincorporation Merger"). The conversion of the Company's stock in the Reincorporation Merger resulted in an effective one-for-four reverse stock split, which was effective on December 1, 1997 (the "Reverse Stock Split"). All share and option numbers and prices set forth herein have been adjusted to reflect the Reverse Stock Split.

     On December 1, 1997, the Company acquired Matrix Telecom, Inc., a privately-held Texas corporation ("Matrix Telecom") by means of a share for share exchange (the "Share Exchange"). Matrix Telecom is a provider of long distance telephone services. The Reincorporation Merger and the Reverse Stock Split were conditions to the closing of the Share Exchange.

     The Share Exchange was effected pursuant to a Stock Exchange Agreement dated April 29, 1997, and subsequently amended, pursuant to which the persons and entities who owned the issued and outstanding common stock of Matrix Telecom ("Matrix Telecom Stockholders") transferred to AvTel all of their Matrix Telecom stock and, in exchange, AvTel issued to the Matrix Telecom Stockholders shares of AvTel's Common Stock. Following the Share Exchange, the former Matrix Telecom Stockholders owned approximately 81% of the issued and outstanding Common Stock of the Company.

           For accounting purposes, the Share Exchange was treated as a reverse acquisition of AvTel by Matrix Telecom. AvTel was the legal acquirer and accordingly, the Share Exchange was effected by the issuance of AvTel Common Stock in exchange for all of the common stock then outstanding of Matrix
Telecom. In addition, holders of Matrix Telecom outstanding stock options received non-qualified stock options of AvTel. The following discussion of results of operations reflects the operations of Matrix Telecom prior to December 1, 1997 and reflects the combined operations of AvTel and Matrix Telecom subsequent to December 1, 1997. Accordingly, references to the Company refer to operations of Matrix Telecom prior to the Share Exchange and the combined operations of AvTel and Matrix Telecom subsequent to the Share Exchange. The reverse acquisition of AvTel by Matrix Telecom was accounted for using the purchase method of accounting.

Results of Operations

          Consolidated Statement of Operations as a Percent of Revenue
                             (Unaudited)

                                                     Three Months
                                                    Ended March 31,
                                               ------------------------
                                                 1998            1997
                                               --------       ---------

REVENUES                                        100.00%         100.00%

COST OF REVENUES                                 74.63%          67.84%

GROSS MARGIN                                     25.37%          32.16%

Operating expenses
  Selling, general and administrative            36.82%          26.60%
  Depreciation and amortization                   2.24%           1.32%
                                              ---------        --------
     Total operating expenses                    39.06%          27.93%

                                              ---------        --------
OPERATING INCOME (LOSS)                         (13.70%)          4.24%

Interest expense                                 (0.10%)         (0.04%)
Other income, net                                 0.35%           0.39%
                                              ---------        --------
Income (loss) before income taxes               (13.44%)          4.59%

Income tax expense (benefit)                      0.00%           1.93%
                                              ---------        --------

NET INCOME (LOSS)                               (13.44%)          2.66%
                                              =========        ========

Quarter Ended March 31, 1998 compared with Quarter Ended March 31, 1997


Revenue

     Revenue for the quarter ended March 31, 1998 was $12.4 million a decline of 10.7% or $1.5 million from $13.9 million for the quarter ended March 31, 1997. However, revenue increased 2.47% or $300,000 from $12.1 million for the fourth quarter ending December 31, 1997. Management believes that this increase over the prior calendar quarter is significant and a result of certain changes implemented in the Company's wholly-owned subsidiary, Matrix Telecom, after the completion of the Share Exchange on December 1, 1997.

     Significant contributing factors to the decrease in consolidated revenues for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 included competitive pricing practices and management's decision to discontinue or reduce certain distribution channels of the Company's wholly-owned subsidiary, Matrix Telecom. These factors were driven by competitive demands in the telecommunications industry. The primary source of revenues of the Company in the first quarter of 1998 have continued to be long distance products sold through Matrix Telecom which are purchased from a major underlying carrier and resold to the end user. Prior to the Share Exchange, Matrix Telecom was unable to effectively reduce its retail pricing in order to meet a reduction in retail pricing by the major carriers, resulting in increasing rates of attrition. The combined effect of these factors resulted in a decline in the Company's revenue base. The Company has recently completed lower rate negotiations with the Company's major underlying carrier, the effects of which should begin to be realized in the latter part of the second quarter of 1998. Future plans of the Company include the implementation of a switching facility which management believes will significantly reduce current cost structures.

     New business areas of the Company posted revenue increases in the first quarter of 1998 compared to the first quarter of 1997 of approximately $1.2 million. Two international distributors for the Company experienced growth of over 120%. Furthermore, the Company reported a net increase of 5,200 customers for the quarter ending March 31, 1998. Additionally, the Company experienced revenue growth of $872,000 in its Business Network Services division and Internet services subsidiaries in the first quarter of 1998. The Company's future focus includes continued growth in corporate sales by incorporating voice and data networking solutions into the construction of corporate Intranets and Wide Area Networks. Management anticipates this strategy to increase revenue in traditional long distance telephone services and data networking services and to continue to reduce the Company's dependency on residential customers. Additionally, the Company's wholly-owned subsidiary, Matrix Telecom, will continue to pursue niche international opportunities and home-based businesses.

     Explanations of significant changes in certain distribution channels of the Company's wholly-owned subsidiary, Matrix Telecom, prior to the Share Exchange, follow.

     A major marketing channel of the Company's wholly-owned subsidiary, Matrix Telecom, in the first quarter of 1997 was a distributor of the casual calling or dial-around long distance products. Sales from this channel in the first quarter of 1998 have decreased $1.4 million compared to sales in the first quarter of 1997. To maintain this particular customer base, the Company, at its sole expense must continue marketing through direct mail and other costly means. Additionally, fraud and bad debt cost associated with this customer base are significantly higher since the Company is dependent upon billing arrangements through the Local Exchange Carrier ("LEC"). The LEC collection percentages are typically lower than those of the Company. Management chose to decrease its dependence on the casual customer, and marketing of new casual customers was significantly curtailed late in 1997 and in 1998.

     A second major marketing channel of the Company's wholly-owned subsidiary, Matrix Telecom in the first quarter of 1997 was telemarketing. Sales from a telemarketing distributor in the first quarter of 1998 have decreased approximately $1.1 million compared to sales in the first quarter of 1997. The distributor of this product faces significant competition for the typical residential long distance customer. Sales per hour as measured by the telemarketing distributor continued to decline as the major first tier carriers aggressively reduced their pricing and solicited the customer with cash awards for changing carriers. Attrition of the customer solicited by telemarketing continued increasing, as the customers were enticed to the major carriers with substantial advertising budgets. Management chose to discontinue the use of telemarketing as a primary marketing channel to increase its residential customer base, while increasing the use of niche focused independent distributors. Revenues from this customer base are anticipated to continue to decline.

     Billings from a distributor approximating $600,000 in the first quarter of 1997 were discontinued in May 1997 due to losses incurred from the distributor's required products. Additional billings from another distributor declined $509,000 in the first quarter of 1998 from $795,000 in the first quarter of 1997. Matrix Telecom, prior to the Share Exchange, had terminated the relationship with the distributor due to discontinued operations of its wholly-owned subsidiary for which the distributor was selling.

Gross Margin

     Gross margin decreased $1.3 million to $3.1 million for the quarter ended March 31, 1998 from $4.4 million for the quarter ended March 31, 1997. As a percentage of revenues, gross margin decreased 6.8% to 25.3% for the quarter ended March 31, 1998 from 32.1% for the quarter ended March 31, 1997. Two factors primarily contributed to the decease.

     Network cost as a percentage of revenue increased 3.1%, to 68.2% for the quarter ended March 31, 1998 from 65.1% for the quarter ended March 31, 1997. The increase resulted primarily from the decrease in revenues. As retail pricing was lowered in response to competitive industry forces, the Company's contractual cost related to the underlying provider of its long distance services did not change; therefore, as retail prices decreased, cost as a percentage of revenue increased. Similarly, the attrition of a maturing customer base subscribing to higher-margin products along with the addition of new customers at lower, more competitive products, impacted gross margins as network cost as a percentage of revenue continued to rise. The Company expects that the trend described above will change. New contractual rates were negotiated during the first quarter of 1998 with its primary underlying carrier, and the full effect of decreased carrier rates will not begin to be realized until the latter part of the second quarter of 1998.

     Bad debt expense increased $413,000 to $800,000 in the first quarter of 1998 from $387,000 in the first quarter of 1997. As a percentage of revenue, bad debts increased 3.7% to 6.4% in the first quarter of 1998 from 2.7% in the first quarter of 1997. The increased bad debt expense primarily resulted from decreased collection percentages from LECs in certain geographical regions. The majority of the Company's revenues are billed by the LEC, and collection policies and aggressiveness in collection procedures among the LECs vary. The Company therefore, experiences lower collection percentages depending upon the LEC. The Company experienced the majority of its sales growth in a geographical location in which the LEC collection percentages were significantly lower than other areas of the country. The majority of new products being sold by the Company have been designed as a direct billed product. The Company's internal collection percentages are greater than 97%; therefore, as the number of customers being billed by the LEC decreases, the Company expects bad debt expense as a percentage of revenue to decrease.

Selling, General, and Administrative Costs

     Selling, general, and administrative costs increased 22.3% or $830,000 to $4.5 million for the quarter ended March 31, 1998 from $3.7 million for the quarter ended March 31, 1997. Descriptions of the more significant changes follow.

     Salaries and wages increased $890,000 to $1.9 million for the quarter ended March 31, 1998 from $1.1 million for the quarter ended March 31, 1997. The majority of the increase resulted from the addition of personnel as a result of the Share Exchange and the Company's increased deployment of sales and marketing personnel. For the first quarter of 1998, $428,000 of salary and wage expense was associated with the increase in the number of employees. Approximately $146,000 of increased salary and wage expense in the first quarter of 1998 compared to the first quarter of 1997 is attributed to the increase in certain sales and marketing personnel in the Company's "Win Back and Retention" (WAR) initiative. Approximately $83,000 in increased salary and wage expense for the first quarter of 1998 over the first quarter of 1997 resulted from contract fees associated with programming for increased information systems. Approximately $64,000 in sales incentives were paid in the first quarter of 1998, which were previously supported by the sales distributor. Approximately $169,000 of increased salary and wage expense for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 resulted from normal employee compensation and benefit increases and certain operating personnel increases not mentioned above.

     Advertising and promotion expense increased approximately $179,000 for the quarter ended March 31, 1998 over the quarter ended March 31, 1997.

     Billing and collection fees decreased approximately $149,000 for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. Billing and collection fees normally move in the same direction as revenue and remain constant as a percentage of revenues; however, the cost as a percentage of revenue decreased 0.63% primarily from the following. First, new products have been designed to be direct billed by the Company, a method of billing which is lower in cost than billing through the LEC. Second, a significant number of customers billing through smaller LECs by a third party having contracts with those LECs were moved to direct bill status by the Company. The combination of the two factors effected a reduction in billing and collection fees as a percentage of revenue.

     Commission expense decreased by $32,000 for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. Commissions normally move in the same direction as revenue and remain constant as a percentage of revenues; however, the cost as a percentage of revenue increased 0.72%. Primarily, the increased percentage resulted from stock compensation expense incurred in the first quarter of 1998 but not in the first quarter of 1997. The expense was classified in commission expense since the stock will be issued to sales distributors in a manner that is determined by billings generated by the sales distributor for the Company.

     Professional services decreased $74,000 for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 primarily from decreasing on site EDS personnel to maintain the rating and billing software utilized by the Company to direct bill its customers.

     Regulatory compliance fees decreased $114,000 for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. Certain mandated fees passed through to the end user are passed through at a cost high enough to cover costs of administration. The revenues from those fees netted against their direct cost are now classified in net revenues.

     Other selling, general and administrative expense increased approximately $130,000 in the first quarter of 1998 compared to the first quarter of 1997, primarily as a result of changes resulting from the Share Exchange. The increase in cost resulted from maintaining corporate and branch locations.
                                    10

Depreciation and Amortization

     Depreciation and amortization increased $94,000 to $278,000 for the quarter ended March 31, 1998 from $184,000 for the quarter ended March 31, 1997. The increase primarily resulted from the acquisition of assets as a result of the Share Exchange and the related increases in fixed and non-current assets and their related depreciation and amortization expense.

Interest Expense and Other Income, Net

     Interest expense and other income net of other expenses changed by immaterial amounts for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. Interest expense continued to be insignificant in amount since the Company has had sufficient cash to meet operations and capital expenditures. Interest income was slightly higher in the first quarter of 1997 compared to the first quarter of 1998 primarily from a decrease in cash reserves.

Income Taxes

     Income tax expense has not been recorded for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 since there has been a loss from operations for the quarter ended March 31, 1998.

Liquidity and Capital Resources

     The primary sources of operating cash flow for the Company are revenues derived from the resale of domestic and international telecommunications services. Minor sources of revenues are received for the provision of back office support and earnings from investment income. The primary uses of cash are payments to underlying network vendors for provisioning long distance facilities, commission payments to sales distributors, and payments to the major LECs for billing and collecting directly from the long distance end user.

     Net cash provided by operating activities was $2.3 million for the three months ended March 31, 1997 compared to a net use of cash provided by operating activities amounting to $1.1 million for the three months ended March 31, 1998. Primarily, the change resulted from the Company's net loss of $1.6 million reported for the quarter ended March 31, 1998 compared to net income of $371,000 reported for the quarter ended March 31, 1997.

     For reasons more fully described above under the heading "Results of Operations," the Company's net loss resulted from declining revenues of the Company's wholly-owned subsidiary, Matrix Telecom, decreasing gross margins and increased expenditures in sales and marketing. Declining revenues have been caused in part by industry competition, changes in certain marketing channels and management's decision to discontinue relationships with certain sales distributors, which have in the past contributed a significant share of revenues. Similarly, the continuing market decreases in retail pricing without a corresponding decrease in the Company's underlying cost structure resulted in decreasing margins.

     Working capital at December 31, 1997 was $5.5 million compared to $4.3 million at March 31, 1998, a decrease of $1.2 million or 21.8%. Cash balances at December 31, 1997 were $4.8 million compared to $3.9 million at March 31, 1998, a decrease of approximately $813,000 or 16.9%, resulting from the use of prior cash balances for operations.

     The Company's net accounts receivable increased approximately $500,000 from $6.9 million at December 31, 1997 to $7.4 million at March 31, 1998. The increase primarily resulted from a pass through of certain mandated federal regulatory fees to the end user.

     Net cash provided by investing activities for the quarter ended March 31, 1998 was $321,000 compared to net cash used in investing activities of approximately $2.0 million for the quarter ended March 31, 1997. In the first quarter of 1997, the Company loaned $2.0 million to an affiliated company, Core Marketing, LLC. Approximately $410,000 was paid prior to the end of the first quarter of 1998. Approximately $88,000 was used to purchase property and equipment prior to the end of the first quarter of 1998.

     The Company in the past has been able to finance its operations from net cash provided by operating activities without the need to borrow on a long-term basis. Since December 31, 1997, the Company has continued to be able to finance its operations and capital expenditures, which have consisted primarily of property and equipment, from cash and cash equivalents at the beginning of the year. The Company anticipates that future operations and growth strategies (including possible acquisitions) of the Company will require funding from other sources. The Company continues to evaluate its financing alternatives. In addition to debt financing, the Company may utilize its capital stock as a source of financing.

                         PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits

              11 Statement re Computation of Per Share Earnings 27.1 Financial Data Schedule - Quarter ended March 31, 1998 27.2 Restated Financial Data Schedule - Quarter ended March 31, 1997

         (b) Reports on Form 8-K

     The Registrant filed an Amendment to Current Report on Form 8-K/A filed on February 9, 1998 (refiled on March 13, 1998), amending a Current Report on Form 8-K filed on December 9, 1997. Amending Item 7 to file financial statements and pro forma financial information with respect to the share-for-share exchange with Matrix Telecom, Inc.

           The registrant filed no other reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           AVTEL COMMUNICATIONS, INC.,
                             a Delaware corporation



                             By: /s/  JAMES P. PISANI
                                 ------------------------------------
                                 JAMES P. PISANI
                                 PRESIDENT, CHIEF OPERATING OFFICER,
                                 CHIEF FINANCIAL OFFICER AND
                                 SECRETARY (Duly Authorized Officer and
                                 Principal Financial Officer)


May 14, 1998

                                  Exhibit Index


Exhibit
Number       Exhibit Description
-------      -------------------

11           Statement re Computation of Per Share Earnings
27.1         Financial Data Schedule - Quarter ended March 31, 1998
27.2         Restated Financial Data Schedule - Quarter ended March 31, 1997