Form 10-Q
period 1998-06-30
AVTEL COMMUNICATIONS INC/UT
filed 1998-08-13
CIK 1005974

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


                                 501 BATH STREET
                         SANTA BARBARA, CALIFORNIA 93101
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (805) 884-6300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of July 24, 1998, there were 9,657,427 shares of the Registrant's Common Stock, par value $0.01 per share, issued and outstanding, excluding treasury stock.

                           AVTEL COMMUNICATIONS, INC.

                           QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
Part I      FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   Consolidated Balance Sheets as of June 30,
                     1998 (Unaudited) and December 31, 1997 .............   3
                   Consolidated Statements of Operations for the
                     Three Month and Six Month Periods Ended June 30,
                              1998 and 1997 (Unaudited) .................   4
                   Consolidated Statements of Cash Flows for the
                     Six Month Periods Ended June 30, 1998 and 1997
                           (Unaudited) ..................................   5
                   Notes to Consolidated Financial Statements
                     (Unaudited) ........................................   6

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ................   7


   PART II       OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders ..  14

          Item 6.  Exhibits and Reports on Form 8-K .....................  14

   Signature Page .......................................................  15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        June 30,    December 31,
                                                          1998           1997
                                                      -----------   -----------
                                                      (Unaudited)
                  Assets
CURRENT ASSETS
  Cash and cash equivalents .......................  $  2,461,709     4,807,441
  Accounts receivable, net ........................     6,909,636     6,961,953
  Due from affiliates .............................     1,827,560     2,127,771
  Federal and state income tax receivable .........       110,339       598,970
  Other current assets ............................       550,229       861,950
                                                     ------------   -----------
         Total current assets .....................    11,859,473    15,358,085
                                                     ------------   -----------
Property and equipment, net .......................     1,650,537     1,791,682
Other assets, net .................................     1,398,317     1,575,083
                                                     ------------   -----------
          Total assets ............................  $ 14,908,327    18,724,850
                                                     ============    ==========

      Liabilities and Stockholders' Equity
CURRENT LIABILITIES
  Accounts payable and other
     accrued expenses .............................  $  1,382,996     1,546,762
  Accrued network services costs ..................     3,676,171     4,319,198
  Sales and excise tax payable ....................       902,857       736,012
  Due to affiliates ...............................     2,683,381     2,719,417
  Other current liabilities .......................       547,612       466,039
                                                     ------------   -----------
          Total current liabilities ...............     9,193,017     9,787,428
                                                     ------------   -----------
Deferred income taxes .............................       498,712       498,712
Common stock subject to put option ................       541,627       578,880
Other liabilities .................................        18,818        50,782
                                                     ------------   -----------
          Total liabilities .......................    10,252,174    10,915,802
                                                     ------------   -----------
STOCKHOLDERS' EQUITY
  Preferred stock, authorized 750,000 shares, $0.01
    par value .....................................          --            --
  Series A convertible preferred stock, authorized
    250,000 shares, $0.01 par value, cumulative as
    to 8% dividends, 147,700 and 207,70 shares
    issued and  outstanding  June 30, 1998 and
    December 31, 1997 respectively. (Liquidation
    preference of $704,032 and $910,800 June 30,
    1998 and December 31, 1997 respectively,
    including dividends in arrears) ...............         1,477         2,077
  Common stock, authorized 20,000,000 shares, $0.01
    par value, 11,645,075 and 11,437,056 shares
    issued June 30, 1998 and December 31, 1997
    respectively, including 337,733 and 385,920
    shares subject to put options on June 30, 1998
    and December 31, 1997 respectively ............       113,074       110,511
  Additional paid in capital ......................    17,769,318    17,138,739
  Retained earnings (accumulated deficit) .........   (13,207,716)   (9,422,279)
  Treasury stock, 1,999,997 shares ................       (20,000)      (20,000)
                                                     ------------   -----------
          Total stockholders' equity ..............     4,656,153     7,809,048
                                                     ------------   -----------

Commitments and contingencies .....................          --            --

          Total liabilities and
           stockholders' equity ...................  $ 14,908,327    18,724,850
                                                     ============    ==========

See accompanying Notes to Consolidated Financial Statements


                   AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three Months                   Six Months
                                       Ended June 30,                Ended June 30,
                                --------------------------    ------------------------
                                     1998          1997           1998           1997
                                ------------   -----------    -----------   -----------

REVENUES .....................  $ 11,294,866    12,870,397     23,739,705    26,841,158

COST OF REVENUES .............     8,356,018     8,916,062     17,644,013    18,393,253

GROSS MARGIN .................     2,938,848     3,954,335      6,095,692     8,447,905

Operating expenses
  Selling, general & admin ...     4,802,586     4,180,961      9,385,032     7,897,713
  Depreciation & amortization        265,370       179,349        544,238       364,200
                                ------------   -----------    -----------   -----------
     Total operating expenses      5,067,956     4,360,310      9,929,270     8,261,913
                                ------------   -----------    -----------   -----------
OPERATING INCOME (LOSS) ......    (2,129,108)     (405,975)    (3,833,578)      185,992


Interest expense .............       (17,327)       (1,830)       (29,302)       (6,886)
Other income, net ............        33,488        65,295         77,443       119,522
                                ------------   -----------    -----------   -----------
Income(loss) before income tax    (2,112,947)     (342,510)    (3,785,437)      298,628

Income tax expense (benefit) .             0      (143,853)             0       125,426
                                ------------   -----------    -----------   -----------
NET INCOME (LOSS) ............  $ (2,112,947)     (198,657)    (3,785,437)      173,202
                                ============   ===========    ===========   ===========

Net income (loss) per share
   - basic and diluted .......  $      (0.22)        (0.02)*        (0.40)         0.02*
                                ============   ===========    ===========   ===========

Weighted average number of
 common shares ...............     9,549,958     9,366,447*     9,513,924     9,366,420*
                                ============   ===========    ===========   ===========



*   The 1997 amounts are presented on a pro forma basis.






See accompanying Notes to Consolidated Financial Statements.

                   AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six Months
                                                          Ended June 30,
                                                    ------------------------
                                                        1998         1997
                                                    -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ............................  $(3,785,437)     173,202
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
          Depreciation and amortization ..........      544,238      364,200
          Amortization of advanced commissions ...      220,928      832,094
          Provision for bad debts ................    1,468,143      747,988
          Stock compensation earned ..............      563,509            0
    Changes in assets and liabilities:
          Accounts receivable ....................   (1,415,826)   1,291,072
          Due from affiliates ....................     (137,213)     248,114
          Other current assets ...................      579,424     (176,504)
          Accounts payable and accrued liabilities     (561,458)  (1,419,808)
          Due to affiliate .......................      (36,036)    (389,894)
                                                    -----------   ----------
          Net cash provided by (used in)
          operating activities ...................   (2,559,728)   1,670,464

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ...........     (226,327)    (127,536)
    Loans to affiliates ..........................            0   (2,000,000)
    Payments on loans to affiliates ..............      437,424       75,697
    Proceeds from sale of property and equipment .            0        2,748
                                                    -----------   ----------
          Net cash provided by (used in)
          investing activities ...................      211,097   (2,049,091)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital leases .........      (28,881)           0
    Issuance of common stock for exercise
        of options ...............................       31,780            0
                                                    -----------   ----------
      Net cash provided by financing activities ..        2,899            0
                                                    -----------   ----------
      Net increase (decrease) in cash and cash
      equivalents ................................   (2,345,732)    (378,627)

  Cash and cash equivalents at beginning of period    4,807,441    4,622,395
                                                    -----------   ----------
  Cash and cash equivalents at end of period .....  $ 2,461,709    4,243,768
                                                    ===========   ==========



See accompanying Notes to Consolidated Financial Statements.

                   AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                             June 30, 1998 and 1997


(1) Basis of Presentation
    ---------------------
    The unaudited consolidated financial statements of AvTel Communications, Inc. and Subsidiaries (the "Company") for the three month and six month periods ended June 30, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

(2) Earnings Per Common Share
    -------------------------
    The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), in the fourth quarter of 1997 which required companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has restated its June 30, 1997 earnings per share calculations to reflect the adoption of SFAS 128.

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

     On May 22, 1998 the Company registered 1,292,000 shares of its common stock with the Security and Exchange Commission with the respect to stock options under The New BestConnections, Inc. Amended and Restated 1997 Stock Option Plan.

     On May 28, 1998 the Company adopted the 1998 Stock Incentive Plan which provides for the issuance of up to 1,500,000 shares of AvTel common stock pursuant to stock options and issuances of restricted stock, as well as for the grant of stock appreciation rights.

(4)  Comprehensive Income (Loss)
     ---------------------------
     In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") was issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other annual financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Comprehensive income (loss) for the three month and six month periods ended June 30, 1998 and 1997 is equal to net income (loss) reported for such periods.

(5) Conversion of Preferred Stock
    -----------------------------
    On January 22, 1998, and February 26, 1998, a total of 60,000 shares of preferred stock was converted to 60,000 shares of common stock.

(6) Pro Forma Results of Operations
    -------------------------------
    Pro forma results of operations of the Company as if the reverse acquisition of AvTel by Matrix had occurred as of January 1, 1997, are as follows:

                                         Three Months             Six Months
                                      Ended June 30, 1997   Ended June 30, 1997
          Revenue                         $ 13,612,914            28,311,725
          Net loss                            (391,599)           (9,346,138)
          Pro forma net loss
           per share - basic and diluted         (0.05)                (1.11)

(7) Contingencies
    -------------
    The Company is a party to legal proceedings incidental to its business which, in the opinion of management, are not expected to have a material adverse effect on the Company's consolidated financial position or operating results.

(8) Subsequent Events
    -----------------
    On June 29, 1998, the Company executed a Letter of Intent to acquire Digital Media, Inc.("DMI"). The acquisition will be a stock exchange accounted for under the purchase method. Approximately 25,000 shares of AvTel common stock will be issued for all the then outstanding stock of DMI. The parties are currently negotiating the definitive acquisition agreement. The Company expects the transaction will be completed in the third quarter.

    In August 1998, the Company entered into an amended stock purchase agreement with the shareholders of Remote Lojix/PCSI, Inc. ("RLI") to acquire 100% of RLI's stock. The transaction will be accounted for under the purchase method of accounting. AvTel common stock will be issued for all the then outstanding shares of RLI, and certain earnout shares will be issued contingent upon future earnings of RLI. The parties are currently negotiating the definitive acquisition agreement. The Company expects the transaction will be completed in the third quarter.


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

The following discussion and analysis should be read in connection with the unaudited consolidated financial statements for the three month and six month periods ended June 30, 1998 and 1997 of the Registrant and related notes inclu1ded elsewhere in this report and the consolidated financial statements and related management discussion and analysis included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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


Results of Operations

          Consolidated Statement of Operations as a Percent of Revenue
                                   (Unaudited)

                                        Three Months             Six Months
                                       Ended June 30,          Ended June 30,
                                     -------------------    -------------------
                                       1998       1997         1998       1997
                                     --------   --------    --------   --------
REVENUES                              100.00%    100.00%     100.00%    100.00%

COST OF REVENUES                       73.98%     69.28%      74.32%     68.53%

GROSS MARGIN                           26.02%     30.72%      25.68%     31.47%

Operating expenses
  Selling, general and administrative  42.52%     32.49%      39.53%     29.42%
  Depreciation and amortization         2.35%      1.39%       2.29%      1.36%
                                     --------   --------    --------   --------
     Total operating expenses           44.87%    33.88%      41.83%     30.78%
                                     --------   --------    --------   --------
OPERATING INCOME (LOSS)               (18.85%)    (3.15%)    (16.15%)     0.69%

Interest expense                       (0.15%)    (0.01%)     (0.12%)    (0.03%)
Other income, net                       0.30%      0.51%       0.33%      0.45%
                                     --------   --------    --------   --------
Income (loss) before income taxes     (18.71%)    (2.66%)    (15.95%)     1.11%
Income tax expense (benefit)            0.00%     (1.12%)      0.00%      0.47%
                                     --------   --------    --------   --------
NET INCOME (LOSS)                     (18.71%)    (1.54%)    (15.95%)     0.65%
                                     ========   ========    ========   ========

Three Months Ended June 30,1998 compared with Three Months Ended June 30, 1997

Revenues

     Revenues for the three months ended June 30, 1998 were $11.3 million, a decline of 12.2% or $1.6 million from $12.9 million for the three months ended June 30, 1997.

     The focus of the Company is to be a fully integrated provider of information technologies. The merger of AvTel Communications and Matrix Telecom, effective December 1, 1997, provided the Company with substantial growth opportunities. By acquiring Matrix, the Company integrated a large voice customer base supported by a sophisticated back office and information technology group into AvTel's highly skilled services group which provided broadband network services of voice, data and video to the mid-size corporate customers.

     The primary source of revenues of the Company during the period continued to be voice distribution channels of the Company's wholly owned subsidiary, Matrix Telecom. Factors similar in nature to those affecting all resellers of long distance, have continued to effect a decline in revenues for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Due to pricing pressures within the industry and the competitive reductions by the first tier carriers, the Company similarly continued to reduce retail pricing of long distance products to meet consumer expectations.

     Decreases in revenues were additionally affected by a continued attrition of a maturing customer base. The Company purchases excess network capacity from national underlying carriers. Even though the Company's volume discounts are passed through to the long distance end user, higher customer attrition rates have continued. As a reseller, the Company has been unable to effectively reduce its retail pricing to meet the current pricing levels of the major carriers having their own network facilities. Lower rates have been negotiated with the Company's vendors; however, the effects of those reductions have been minimal with the continued decline of retail prices within the industry. The effects of lower pricing as well as the decline of the customer base will lessen dramatically as pricing within the industry slows and reaches its floor, and either the Company negotiates lower costs or implements its own network facility. Management additionally anticipates that the revenue decrease will stabilize as the continued integration of and revenue from the corporate data services of the Company continues to expand and grow beyond the long distance portion.

     Decreases in revenues were anticipated in the first quarter of 1998. The new management team chose to discontinue and reduce certain unprofitable distribution channels of its subsidiary. Management's focus continued in second quarter of 1998 to reduce its dependence on low margin, high churn segments and to increase its resources in the business markets with higher average billing and retention rates, niche ethnic consumer markets, and small office-home office ("SOHO") distributors and agents. With emphasis on maintaining and increasing certain segments, revenues in these areas have increased 55% in 1998 compared to 1997.

     Data needs of the corporate customer have continued to drive and change the telecom industry. The future focus of the Company continued to move toward incorporating voice and data networking solutions into the construction of corporate Intranets and Wide Area Networks which will decrease its dependence on traditional long distance services of the residential consumer. The primary focus of the Company has been to move quickly and efficiently towards becoming a viable resource to the corporate world having few options in this new wave of technology. Excluding consumer voice traffic, the Company's revenues generated by the data needs of its customers as a percentage of total revenues increased 5% for the second quarter of 1998 compared to the first quarter of 1998. This percentage is expected to increase significantly as the Company completes its continued integration of its corporate broadband network and its growth counters the decline of the long distance business.


Gross Margin

     Gross margin decreased $1.1 million to $2.9 million for the three months ended June 30, 1998 from $4.0 million for the three months ended June 30, 1997. As a percentage of revenues, gross margin decreased 4.7% to 26.02% for the three months ended June 30, 1998 from 30.72% for the three months ended June 30, 1997. The decrease in gross margin as a percentage of revenues primarily resulted from increases in the cost of network and the bad debt expense, both of which are included in cost of sales.

     Network cost as a percentage of revenues increased 1.5% to 67.3% for the three months ended June 30, 1998 from 65.8% for three months ended June 30, 1997. Two primary factors effected this increase as a percentage. As described more fully above in the Revenue section, retail pricing was lowered in response to competitive industry forces. Even though the Company's lower rate elements were negotiated with its vendors, cost did not decrease by a greater percentage than the reductions in the retail pricing. Therefore, as retail prices decreased, cost as a percentage of revenue continued to increase. Similarly, the continued attrition of a maturing customer base subscribing to higher margin products along with the addition of new customers at lower, more competitive products, impacted gross margins as network cost as a percentage of revenue continued to rise. This trend will tend to stabilize and reverse to the extent that the Company's other business lines of data and voice products with higher margins continue to increase as a percentage of overall revenue channels. Additionally, significantly lower rates, which will go into effect July of 1998, were negotiated with the Company's major underlying carrier. Network cost has been estimated to decrease approximately 4% as a percentage of revenues based on current traffic mix.

     Bad debt expense as a percentage of revenues increased 3.2% to 6.7% for the three months ended June 30, 1998 compared to 3.5% for the three months ended June 30, 1997. The increased bad debt expense primarily resulted from decreased collection percentages from the Local Exchange Carriers ("LECs") in certain geographical regions. The majority of the Company's revenues are billed by the LECs and the Company's bad debt expense was effected by the lower collection percentages of the LECs. Collection policies and aggressiveness in collection procedures among the LECs vary. A significant amount of new sales growth was experienced in a particular geographical location in which the LECs collection percentages were considerably lower, and the Company's bad debt expense as a percentage of revenues increased. The majority of new products being sold by the Company have been designed as direct billed products, and the collection percentages experienced by the Company's internal collection staff are significantly higher than those of the LECs. Therefore, as the number of customers being billed by the LEC decreases, and the Company implements its policy of moving away from the LEC billing services, bad debt expense as a percentage of revenue is anticipated to decrease.

Selling, General, and Administrative Costs

     Selling, general, and administrative costs increased $621,625 to $4.8 million for the three months ended June 30, 1998 from $4.2 million for the three months ended June 30, 1997. As a percentage of revenues, selling, general, and administrative costs increased 10.03% to 42.52% for the three months ended June 30, 1998 from 32.49% for the three months ended June 30, 1997. Decreased revenues contributed to the majority of the increase as a percentage of revenues. However, it is noted that $329,411 was expensed for stock compensation expense for the three months ended June 30, 1998 compared to $0 for the three months ended June 30, 1997. Certain non-employees of the Company were granted options for participation in the generation of new business for the Company. Accordingly, stock compensation was expensed under the requirements of SFAS No.
123. The remaining increase in cost was attributable to selling, general, and administrative costs associated with the merger of AvTel and Matrix, effective December 1, 1997. The Company has two locations and remote employees in several states.

Depreciation and Amortization

     Depreciation and amortization increased $86,021 to $265,370 for three months ended June 30, 1998 from $179,349 for the three months June 30, 1997. The increase primarily resulted from amortization of intangibles associated with the merger of AvTel and Matrix. Similarly, the acquisition and consolidation of assets related to the merger resulted in some increases in depreciation expense.

Interest Expense and Other Income, Net

     Interest expense and other income net of other expenses changed by immaterial amounts for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Interest expense continued to be insignificant in amount since the Company has had sufficient cash to meet operations and capital expenditures. Interest income was slightly higher in the first quarter of 1997 compared to the first quarter of 1998 primarily from a decrease in cash reserves.

Income Taxes

     Income tax expense has not been recorded for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 since there has been a loss from operations for the three months ended June 30, 1998.


Six Months Ended June 30, 1998 compared with Six Months Ended June 30, 1997


Revenues

     Revenues for the six months ended June 30, 1998 were $23.7 million, a decline of 11.6% or $3.1 million from $26.8 million for the six months ended June 30, 1997.

     See Results of Operations for the three months ended June 30, 1998 compared with the three months ended June 30, 1997. The decline in revenues is fully described above in the section, Revenues. All of the reasons discussed above are applicable for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

Gross Margin

     Gross margin decreased $2.3 million to $6.1 million for the six months ended June 30, 1998 from $8.4 million for the six months ended June 30. 1997. As a percentage of revenues, gross margin decreased 5.79% to 25.68% for the six months ended June 30, 1998 from 31.47% for the six months ended June 30, 1997. The decrease in gross margin as a percentage of revenues primarily resulted from increases in the cost of network and the bad debt expense, both of which are included in cost of sales.

     Network cost as a percentage of revenues increased 2.4% to 67.8% for the six months ended June 30, 1998 from 65.4% for the six months ended June 30, 1997. Reasons for the increase in network cost as a percentage of revenue are comparable and fully explained above in the Gross Margin section. See Results of Operations for the three months ended June 30, 1998 compared to the three months ended June 30 1997. Continued pricing declines at a faster rate than vendor cost reductions and increased attrition of customers from industry competition further eroded gross margins for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. As explained above, this trend will tend to stabilize and reverse to the extent that the Company's other business lines of data and voice products with higher margins continue to increase as a percentage of overall revenue channels. Additionally, significantly lower rates, which will go into effect July of 1998, were negotiated with the Company's major underlying carrier. Network cost has been estimated to decrease approximately 4% as a percentage of revenues based on current traffic mix.

     Bad debt expense as a percentage of revenues increased 3.4% to 6.5% for the six months ended June 30, 1998 from 3.1% for the six months ended June 30, 1997. Reasons for the increase in bad debt expense as a percentage of revenue are comparable and fully explained above in the Gross Margin section. See Results of Operations for the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

Selling, General, and Administrative Costs

     Selling, general, and administrative costs increased approximately $1.5 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. As a percentage of revenues, selling, general, and administrative costs increased 10.11% to 39.53% for the six months ended June 30, 1998 from 29.42% for the six months ended June 30, 1997. Decreased revenues contributed to the majority of the increase as a percentage of revenues. However, it is noted that $563,509 was expensed for stock compensation expense for the six months ended June 30, 1998 compared to $0 for the six months ended June 30, 1997. Certain non-employees of the Company were granted options for participation in the generation of new business for the Company. Accordingly, stock compensation was expensed under the requirements of SFAS No. 123. $503,504 was incurred for solicitation of new marketing and sales channels for the six months ended June 30, 1998 compared to $30,715 for the six months ended June 30, 1997. The remaining increase in cost was attributable to selling, general, and administrative costs associated with the merger of AvTel and Matrix, effective December 1, 1997. The Company has two locations and remote employees in several states.
                                       11

Depreciation and Amortization

     Depreciation and amortization increased $180,038 to $544,238 for the six months ended June 30, 1998 from $364,200 for the six months ended June 30, 1997. $176,766 of the increase was due to amortization of intangibles associated with the merger of AvTel and Matrix.

Interest Expense and Other Income, Net

     Interest expense and other income net of other expenses changed by immaterial amounts for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Interest expense continued to be insignificant in amount since the Company has had sufficient cash to meet it operational needs and capital expenditures. Interest income was slightly lower in 1998 compared to 1997 primarily from a decrease in cash reserves.

Income Taxes

     Income tax expense has not been recorded for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 since there has been a loss from operations for the six months ended June 30, 1998.

Liquidity and Capital Resources

     The primary sources of operating cash flow for the Company are revenues derived from the resale of domestic and international long distance telecommunications services. A growing source of revenues has been the design and installation of data networking solutions for the construction of corporate Intranets and Wide Area Networks. Minor sources of revenues are received for the provision of back office support and earnings from investment income.

The  primary  uses of cash  are  payments  to  underlying  network  vendors  for provisioning long distance facilities, commission payments to sales distributors, and payments to the major LECs for billing and collecting services directly from end user.

     Net cash used in operating activities is $2.6 million for the six months ended June 30, 1998, compared to a net cash provided by operating activities of $1.7 million for the six months ended June 30, 1997. Primarily, the change resulted from the Company's net loss of $3.8 million reported for the six months ended June 30, 1998 compared to net income of $173,202 reported for the six months ended June 30, 1997.

     For reasons more fully described above under the heading Results of Operations, the Company's net loss resulted from declining revenues of the Company's wholly-owned subsidiary, Matrix Telecom, decreasing gross margins and increased expenditures in sales and marketing. Declining revenues have been caused in part by industry competition, changes in certain marketing channels and management's decision to discontinue relationships with certain unprofitable sales distributors, which have in the past contributed a significant share of revenues. Similarly, the continuing market decreases in retail pricing and attrition of a maturing customer base without a corresponding decrease in the underlying cost structure sufficient to counter the negative effects on revenues caused decreasing margins.

     Working capital at June 30, 1998 is $2.7 million compared to $5.6 million at December 31, 1997, a decrease of $2.9 million. Cash balances at June 30, 1998 are $2.5 million compared to $4.8 million at December 31, 1997, a decrease of approximately $2.3 million. Even though the Company has experienced an operating loss for this period, it has had sufficient cash reserves to meet all obligations on a current basis.

     Net cash provided by investing activities for the six months ended June 30, 1998 was $211,097 compared to net cash used in investing activities of approximately $2.0 million for the six months ended June 30, 1997. The Company loaned $2.0 million to an affiliated company, Core Marketing, LLC ("Core") during the six months ended June 30, 1997. $437,424 was paid by Core on its loan during the six months ended June 30, 1998. Subsequent to June 30, 1998 the
Company received $1,276,411 from Core, leaving a balance of $85,054. Approximately $226,327 was paid to purchase property and equipment during the six months ended June 30, 1998. The majority of equipment purchases were for computer and computer related assets.

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

                         PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Registrant held its annual meeting of stockholders on May 28, 1998.

     (b)  The following  individuals were elected as all of the directors of the
          Registrant:  Anthony E. Papa, James P. Pisani, John E. Allen,  Jeffrey
          J. Jensen and Gregory T. Mutz.

     (c)  The following matters were presented to the stockholders for approval:

          1.   Election of directors.

          The voting for the election of directors was as follows:

               Director           For        Against      Abstain       Total
          -----------------    ---------    ---------    ---------    ---------
          Anthony E. Papa      6,267,545            0    1,478,348    7,745,893
          James P. Pisani      6,267,545            0    1,478,348    7,745,893
          John E. Allen        7,119,283            0      626,610    7,745,893
          Jeffery J. Jensen    7,119,283            0      626,610    7,745,893
          Gregory T. Mutz      7,119,283            0      626,610    7,745,893

          There were no broker non-votes.

          2.   Ratification of Auditors.

          The stockholders of Registrant ratified the appointment of KPMG Peat Marwick LLP as the company's independent auditors for 1998. The voting was as follows:

             For         Against        Abstain         Total
         ----------     ---------      ---------      ---------
          7,743,815         1,150            928      7,745,893

          There were no broker non-votes.

          3.   Adoption of 1998 Stock Incentive Plan.

          The stockholders of Registrant approved the adoption of the 1998 Stock Incentive Plan which provides for the issuance of up to 1,500,000 shares of the Registrant's common stock pursuant to stock options and issuances of restricted stock, as well as for the grant of stock appreciation rights. The voting was as follows:

                                                         Broker
             For          Against        Abstain       Non-Votes        Total
          ---------      ---------      ---------      ---------      ---------
          7,213,828        187,993          6,664        337,408       7,745,893



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          11 Statement re Computation of Per Share Earnings
          27.1 Financial Data Schedule - Six Months Ended June 30, 1998
          27.2 Restated Financial Data Schedule - Six Months Ended June 30, 1997

      (b) Reports on Form 8-K

          The registrant filed no reports on Form 8-K during the quarter ended June 30, 1998.

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


August 11, 1998

                                  Exhibit Index


Exhibit
Number       Exhibit Description
-------      -------------------

11           Statement re Computation of Per Share Earnings
27.1         Financial Data Schedule - Six Months Ended June 30, 1998
27.2         Restated Financial Data Schedule - Six Months Ended June 30, 1997