Form 10-Q
period 1998-09-30
AVTEL COMMUNICATIONS INC/DE
filed 1998-11-12
CIK 1005974

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of October 22, 1998, there were 9,541,063 shares of the Registrant's Common Stock, par value $0.01 per share, issued and outstanding, excluding treasury stock.

                         AVTEL COMMUNICATIONS, INC.

                      QUARTER ENDED SEPTEMBER 30, 1998

                            TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I.         FINANCIAL INFORMATION

       Item 1.  Financial Statements
                Consolidated Balance Sheets as of September 30,
                  1998 (Unaudited) and December 31, 1997 ..................    3
                Consolidated Statements of Operations for the
                  Three Month and Nine Month Periods Ended September 30,
                           1998 and 1997 (Unaudited) ......................    4
                Consolidated Statements of Cash Flows for the
                  Nine Month Periods Ended September 30, 1998 and 1997
                        (Unaudited) .......................................    5
                Notes to Consolidated Financial Statements
                  (Unaudited) .............................................    6

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .....................    9


PART II         OTHER INFORMATION

       Item 2.  Changes in Securities and Use of Proceeds .................   17

       Item 5.  Other Information .........................................   17

       Item 6.  Exhibits and Reports on Form 8-K ..........................   17


Signature Page ............................................................   18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                  September 30,   December 31,
                                                      1998            1997
                                                  ------------    ------------
                                                  (Unaudited)
      ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...................   $  2,520,357       4,807,441
  Accounts receivable, net ....................      5,559,788       6,961,953
  Due from affiliates .........................        515,314       2,127,771
  Federal and state income tax receivable .....         97,190         598,970
  Other current assets ........................      1,170,727         861,950
                                                  ------------    ------------
        Total current assets ..................      9,863,376      15,358,085
                                                  ------------    ------------
Property and equipment, net ...................      1,563,961       1,791,682
Other assets, net .............................      1,470,088       1,575,083
                                                  ------------    ------------
       Total assets ...........................   $ 12,897,425      18,724,850
                                                  ============      ==========

      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable and other
     accrued expenses .........................   $  1,535,231       1,546,762
  Accrued network services costs ..............      3,757,901       4,319,198
  Sales and excise tax payable ................      1,081,565         736,012
  Due to affiliates ...........................      1,627,102       2,719,417
  Other current liabilities ...................        590,519         466,039
                                                  ------------    ------------
       Total current liabilities ..............      8,592,318       9,787,428
                                                  ------------    ------------
Deferred income taxes .........................        498,712         498,712
Common stock subject to put option ............        217,114         578,880
Other liabilities .............................          8,149          50,782
                                                  ------------    ------------
       Total liabilities ......................      9,316,293      10,915,802
                                                  ------------    ------------
STOCKHOLDERS' EQUITY
Preferred stock, authorized 1,000,000
  shares, $0.01 par value, including
  Series A convertible preferred stock,
  authorized 250,000 shares, $0.01 par
  value, cumulative as to 8% dividends,
  147,700 and 207,700 shares issued and
  outstanding September 30, 1998 and
  December 31, 1997 respectively
  (Liquidation preference of $727,664
  and $910,800 at September 30, 1998 and
  December 31, 1997 respectively,
  including dividends accrued)  ...............          1,477           2,077
Common stock, authorized 20,000,000
  shares, $0.01 par value, 11,726,852
  and 11,437,056 shares issued at
  September 30, 1998 and December 31, 1997
  respectively, including 144,743 and
  385,920 shares subject to put options
  on September 30, 1998 and December 31,
  1997 respectively ...........................        115,821         110,511
Additional paid in capital ....................     17,902,105      17,138,739
Retained earnings (accumulated deficit) .......    (14,416,255)     (9,422,279)
Treasury stock, 2,201,601 and 1,999,997
  shares at September 30, 1998 and
  December 31, 1997 respectively ..............        (22,016)        (20,000)
                                                  ------------    ------------
       Total stockholders' equity .............      3,581,132       7,809,048
                                                  ------------    ------------
Commitments and contingencies .................           --              --
                                                  ------------    ------------

       Total liabilities and stockholder's equity $ 12,897,425      18,724,850
                                                  ============    ============


See accompanying Notes to Consolidated Financial Statements.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                      Three Months                     Nine Months
                                    Ended September 30,              Ended September 30,
                                ----------------------------     ----------------------------
                                    1998            1997             1998            1997
                                ------------    ------------     ------------    ------------

Revenues ....................   $ 10,589,137      12,403,290       34,328,842      39,244,448

Cost of revenues ............      7,252,847       8,911,113       24,896,860      27,304,366
                                ------------    ------------     ------------    ------------
Gross margin ................      3,336,290       3,492,177        9,431,982      11,940,082

Operating expenses
  Selling, general & admin ..      4,297,879       3,725,137       13,682,911      11,622,850
  Depreciation & amortization        261,449         150,837          805,687         515,037
                                ------------    ------------     ------------    ------------
     Total operating expenses      4,559,328       3,875,974       14,488,598      12,137,887
                                ------------    ------------     ------------    ------------
Operating loss ..............     (1,223,038)       (383,797)      (5,056,616)       (197,805)

Interest expense ............         (6,367)         (2,140)         (35,669)         (9,026)
Other income, net ...........         20,866          99,577           98,309         219,099
                                ------------    ------------     ------------    ------------
Income(loss) before income ..     (1,208,539)       (286,360)      (4,993,976)         12,268

Income tax expense (benefit)               0        (120,274)               0           5,152
                                ------------    ------------     ------------    ------------
Net income (loss) ...........   $ (1,208,539)       (166,086)      (4,993,976)          7,116
                                ============    ============     ============    ============
Net loss per share
   - basic and diluted ......   $      (0.13)          (0.02)*          (0.53)          (0.01)*
                                ============    ============     ============    ============
Weighted average number of
 common shares ..............      9,526,410       9,366,667*       9,518,132       9,366,522*
                                ============    ============     ============    ============



     * The 1997 per share and share amounts are presented on a pro forma basis. (Note 7)






          See accompanying Notes to Consolidated Financial Statements.

                      AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                             Nine Months
                                                         Ended September 30,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................   $(4,993,976)         7,116
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
        Depreciation and amortization ............       805,687        515,037
        Amortization of advanced commissions .....       220,928      1,130,762
        Provision for bad debts ..................     2,128,608      1,220,265
           Loss on disposition of assets .........         4,232              0
        Stock compensation earned ................       674,169              0
           Changes in assets and liabilities:
        Accounts receivable ......................      (678,393)     1,433,859
        Due from affiliates ......................      (114,144)      (104,061)
        Other current assets .....................       445,340       (351,479)
        Accounts payable and accrued liabilities .      (265,724)    (1,700,141)
        Due to affiliate .........................    (1,092,315)       213,167
                                                     -----------    -----------
        Net cash provided by (used in)
        operating activities .....................    (2,865,588)     2,364,525

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .............      (282,114)      (158,412)
  Loans to affiliates ............................             0     (2,000,000)
  Loan to Remote Lojix/PCSI ......................      (500,000)             0
  Payments on loans to affiliates ................     1,726,601        145,567
  Cash received in acquisition ...................        25,917        211,172
  Other, net .....................................        (6,850)         2,748
                                                     -----------    -----------
        Net cash provided by (used in)
        investing activities .....................       963,554     (1,798,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital leases ...........       (43,926)             0
  Issuance of common stock for exercise of
      options ....................................        93,876              0
  Purchase of notes receivable ...................      (435,000)             0
                                                     -----------    -----------
             Net cash used in financing activities      (385,050)             0
                                                     -----------    -----------
    Net increase (decrease) in cash and cash
    equivalents ..................................    (2,287,084)       565,600

Cash and cash equivalents at beginning of period .     4,807,441      4,622,395
                                                     -----------    -----------
Cash and cash equivalents at end of period .......   $ 2,520,357      5,187,995
                                                     ===========    ===========



See accompanying Notes to Consolidated Financial Statements.

                 AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

                         September 30, 1998 and 1997


(1) Basis of Presentation
    ---------------------
    The unaudited consolidated financial statements of AvTel Communications, Inc. and Subsidiaries (the "Company") for the three month and nine month periods ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

(2) Earnings Per Common Share
    -------------------------
    The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), in the fourth quarter of 1997 which required companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has restated its September 30, 1997 earnings per share calculations to reflect the adoption of SFAS 128.
                                     Three Months            Nine Months
                                  Ended September 30,     Ended September 30,
                                ----------------------  ----------------------
                                   1998        1997        1998        1997
                                ----------  ----------  ----------  ----------

Net Income (Loss)               (1,208,539)   (166,086) (4,993,976)      7,116
Less preferred dividends            11,816      20,000      35,448      60,000
                                ----------  ----------  ----------  ----------
   Income (Loss) applicable
    to common shareholders      (1,220,355)   (186,086) (5,029,424)    (52,884)
                                ==========  ==========  ==========  ==========
Weighted average number of
  common shares                  9,526,410   9,366,667*  9,518,132   9,366,522*
                                ==========  ==========  ==========  ==========
Net income (loss) per common
  share - basic and diluted          (0.13)      (0.02)*     (0.53)      (0.01)*
                                ==========  ==========  ==========  ==========


* The 1997 amounts are presented on a pro forma basis. (see Note 7)

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

    On February 24, 1998 the Company's Board of Directors approved the grant of a total of 120,000 shares of restricted common stock to two board members pursuant to the Company's 1997 Stock Incentive Plan. The restricted stock provisions will lapse over four years or fully lapse in the event of death or permanent disability of the grantees.

    On February 26, 1998 the Company granted incentive stock options to purchase 11,250 of the Company's common shares at an exercise price of $6.00 per share. The options were granted pursuant to the Company's 1997 Stock Incentive Plan and vest at the rate of 50% per year over two years.

    On May 22, 1998 the Company registered 1,292,000 shares of its common stock with the Securities and Exchange Commission with respect to stock options under The New BestConnections, Inc. Amended and Restated 1997 Stock Option Plan.

    On May 28, 1998 the Shareholder's approved the 1998 Stock Incentive Plan which provides for the issuance of up to 1,500,000 shares of AvTel common stock pursuant to stock options and issuances of restricted stock, as well as for the grant of stock appreciation rights. On September 30, 1998 the Company registered the 1,500,000 shares with the Securities and Exchange Commission.

    On August 10, 1998 the Company relinquished its rights to repurchase common stock shares issuable under option agreements awarded to individuals in 1997 by New BestConnections, Inc., a subsidiary of the Company (the "SOES Options"). In accordance with the terms of such option agreements, as a result of such relinquishment, the SOES Options will terminate on December 9, 1998, to the extent they have not been exercised by that date. Compensation expense of $298,000 was recognized in 1998 and $499,000 in 1997 for the SOES Options. As of September 30, 1998, none of these options had been exercised. As of October 31, 1998, 5,000 options were exercised by cash purchases and 32,500 options were exercised through a cashless exercise offer whereas the Company agreed to purchase up to one-half of the shares issuable at a price of $3.00 per share.

    Pursuant to the Company's 1998 Stock Incentive Plan, in September 1998 the Company granted incentive stock options to purchase the Company's common shares as follows:

         10,000 shares exercisable at a price of $2.75 per share, vesting over three years at a rate of 33 1/3% per year.

         20,000 shares exercisable at a price of $2.75 per share, vesting over two years at a rate of 50% per year.

         50,000 shares exercisable at a price of $2.75 per share, vesting over four years at a rate of 25% per year.

         2,000 shares exercisable at a price of $3.00 per share, vesting over four years at a rate of 25% per year.

         15,000 shares exercisable at a price of $2.375 per share, vesting over four years at a rate of 25% per year.

     On September 14, 1998 the Company granted nonstatutory stock options to purchase 50,000 shares at a exercise price of the lesser of $6.00 or the fair market value of the common stock on October 1, 1998, vesting over four years at a rate of 25% per year

     On September 25, 1998 the Company granted 20,000 shares of restricted stock under the 1998 Stock Incentive Plan that vest based on the net revenues of a segment of the Company as of December 31, 1999.

(4) Comprehensive Income (Loss)
    ---------------------------
    In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") was issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other annual financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Comprehensive income (loss) for the three month and nine month periods ended September 30, 1998 and 1997 is equal to net income (loss) reported for such periods.

(5) Conversion of Preferred Stock
    -----------------------------
    On January 22, 1998, and February 26, 1998, a total of 60,000 shares of the Company's preferred stock was converted to 60,000 shares of the Company's common stock.

(6) Acquisition
    -----------
    On September 25, 1998 the Company acquired all of the capital stock of Digital Media International, Inc. ("DMI"). The Company exchanged 30,000 shares of its common stock valued at $71,250 for all the outstanding common stock of DMI. The transaction was accounted for under the purchase method of accounting. The following assets were acquired, liabilities assumed and common stock issued:

                  Current assets                                  $  50,105
                  Fixed assets                                       44,313
                  Goodwill                                          117,169
                  Accounts payable and accrued expenses            (166,254)
                  Common stock issued                               (71,250)
                                                                   --------
                  Cash acquired                                   $  25,917
                                                                   ========

Pro forma results of operations are not materially different from historical results.

(7)  Pro Forma Results of Operations
     -------------------------------
     Pro forma results of operations of the Company as if the reverse acquisition of AvTel by Matrix, and the acquisitions of WestNet Communications, Inc. and BestConnections, Inc. had occurred as of January 1, 1997, are as follows:

                                    Three Months                 Nine Months
                             Ended September 30, 1997   Ended September 30, 1997
     Revenue                        $13,133,122                 41,444,847
     Net loss                          (512,285)                (9,858,423)
     Pro forma net loss
      per share - basic and dilute        (0.05)                    (1.05)

(8)  Note Receivable
     ---------------
     On July 22, 1998 the Company, as part of the consideration for the acquisition of a company, loaned Remote Lojix/PCSI, Inc. ("RLI") $500,000, evidenced by a promissory note. The interest rate is at 15% per annum with a maturity date of November 1, 1998. The note is secured by a Security Agreement granting the Company interest in all assets of RLI and a guaranty executed by the majority shareholder and President of RLI. The Company and RLI are currently discussing an extension of the Note.

(9)  Related Party Transactions
      --------------------------
     On July 2, 1998 the Company purchased notes receivable from one of the Company's significant shareholders at a discount. The notes receivable evidenced loans made by the significant shareholder in 1996 to Matrix employees to finance their purchases of Matrix common stock (which was subsequently converted to shares of the Company's common stock). Each of the employees who delivered a note receivable also entered into a Buyback Agreement dated October 6, 1996 (the "Buyback Agreement"), pursuant to which the Company is entitled to repurchase a portion of such employee's stock upon the termination of his or her employment. The original notes, plus accrued interest, at the date of purchase by the Company evidenced a total amount of $573,000. The Company purchased these notes for $435,000.

     On July 6, 1998 the Company repurchased 23,170 shares of its common stock subject to the Buyback Agreement from a terminated employee. The Company exercised its right to purchase 21,443 of such shares at a price of $1.51 per share, and the former employee used the $32,379 in proceeds to reduce the amount of his note. The Company repurchased an additional 1,727 shares in satisfaction of the remaining balance of $12,088 on the former employee's note.

     On July 11, 1998 the Company repurchased 178,434 shares of its common stock subject to the Buyback Agreement from a terminated employee. The Company exercised its right to purchase 171,547 of such shares at a price of $1.70 per share, and the former employee used the $292,134 in proceeds to reduce the amount of his note. The Company repurchased an additional 6,887 shares in satisfaction of the remaining balance of $63,630 on the former employee's note.

(10) Contingencies
     -------------
    The Company is a party to legal proceedings incidental to its business which, in the opinion of management, are not expected to have a material adverse effect on the Company's consolidated financial position or operating results.

(11) Subsequent Events
     -----------------
    The Company entered into a Loan and Security Agreement with Coast Business Credit, a division of Southern Pacific Bank ("Coast"), a California corporation on October 2, 1998. It provides for an asset based revolving credit line with a floating interest rate equal to prime plus 2%. The credit limit is the lesser of $7,500,000 or a percentage of the amount of the Company's eligible receivables and other items. As of the date of the agreement the percentage of the amount of eligible receivables was 75%. The agreement calls for a minimum borrowing of $1,500,000 with a two year term.

    On August 18, 1998, the Company entered into an Amended Stock Purchase Agreement with the shareholders of Remote Lojix/PCSI, Inc. ("RLI") to acquire 100% of RLI's stock. The transaction will be accounted for under the purchase method of accounting. The agreement provides that AvTel common stock will be issued for all the then outstanding shares of RLI, and certain earnout shares will be issued contingent upon future earnings of RLI. The parties are currently negotiating the satisfaction of certain of the conditions to closing. The Company expects the transaction will be completed in the fourth quarter of 1998.

    Subsequent to September 30, 1998, the Company entered into a Letter of Intent to sell the assets of The Friendly Net, LLC, a wholly subsidiary of the Company. The Company expects the transaction will be completed in the fourth quarter of 1998.



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

The following discussion and analysis should be read in connection with the unaudited consolidated financial statements for the three month and nine month periods ended September 30, 1998 and 1997 of the Registrant and related notes included elsewhere in this report and the consolidated financial statements and related management discussion and analysis included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.


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

     On December 1, 1997, the Company acquired Matrix Telecom, Inc., a privately-held Texas corporation ("Matrix Telecom") by means of a share for share exchange (the "Share Exchange"). Matrix Telecom was a provider of long distance telephone services and subsequently provides a bundled service including internet. The Reincorporation Merger and the Reverse Stock Split were conditions to the closing of the Share Exchange.

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

Results of Operations
          Consolidated Statements of Operations as a Percent of Revenue
                                   (Unaudited)


                                            Three Months           Nine Months
                                         Ended September 30,    Ended September 30,
                                         -------------------    -------------------
                                           1998       1997        1998       1997
                                         --------   --------    --------   --------
REVENUES ...........................      100.00%    100.00%    100.00%    100.00%

COST OF REVENUES ...................       68.49%     71.84%     72.52%     69.58%
                                         --------   --------    -------    -------
GROSS MARGIN .......................       31.51%     28.16%     27.48%     30.42%

Operating expenses
  Selling, general and administrative      40.59%     30.03%     39.86%     29.62%
  Depreciation and amortization ....        2.47%      1.22%      2.35%      1.31%
                                         --------   --------    -------    -------
     Total operating expenses ......       43.06%     31.25%     42.21%     30.93%
                                         -------    --------    -------    -------
OPERATING INCOME (LOSS) ............      (11.55%)    (3.09%)   (14.73%)    (0.50%)

Interest expense ...................       (0.06%)    (0.02%)    (0.10%)    (0.02%)
Other income, net ..................        0.20%      0.80%      0.29%      0.56%
                                         --------   --------    -------    -------
Income (loss) before income taxes ..      (11.41%)    (2.31%)   (14.55%)     0.03%
Income tax expense (benefit) .......        0.00%     (0.97%)     0.00%      0.01%
                                         --------   --------    -------    -------
NET INCOME (LOSS) ..................      (11.41%)    (1.34%)   (14.55%)     0.02%
                                         ========   ========    =======    =======

Three Months Ended September 30,1998 compared with Three Months Ended September 30, 1997

Revenues

     Revenues for the three months ended September 30, 1998 were $10.6 million, a decline of 14.6% or $1.8 million from $12.4 million for the three months ended September 30, 1997.

     The  focus  of  the  Company  is  to  be a  fully  integrated  provider  of telecommunications and data networking services. The merger of AvTel Communications and Matrix Telecom, effective December 1, 1997, provided the Company with substantial growth opportunities. By acquiring Matrix, the Company integrated a large voice customer base supported by a sophisticated back office and information technology group into AvTel's highly skilled data networking services group which provided broadband network services of voice, data and video to the mid-size corporate customers.

     The primary source of revenues of the Company during the period continued to be voice distribution channels of the Company's wholly owned subsidiary, Matrix Telecom. Factors similar in nature to those affecting all resellers of long distance have continued to effect a decline in revenues for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. Due to pricing pressures within the industry and the competitive reductions by the first tier carriers, the Company similarly continued to reduce retail pricing of long distance products to meet consumer expectations.

     Decreases in revenues were additionally affected by a continued attrition of a maturing customer base primarily in the areas of telemarketing and direct mail which in the opinion of management was not cost effective. Even though the Company's volume discounts are passed through to the long distance end user, higher customer attrition rates have continued. The effects of competitive lower pricing as well as the decline of the customer base is expected to lessen dramatically as pricing within the industry slows and reaches its floor, and the Company increases its focus on third party distributors. Management additionally anticipates that the revenue decrease will stabilize as the continued integration of and revenue from the corporate data networking and internet services of the Company continues to expand and grow beyond the long distance portion.

     Decreases in revenues were anticipated by the Company beginning in the first quarter of 1998. At that time, the new management team chose to discontinue and reduce certain unprofitable distribution channels of its subsidiary. Revenue from these channels has decreased 41.4% or $6.3 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Management continued in third quarter of 1998 to reduce the Company's dependence on low margin, high churn segments and to increase its resources in the business markets with higher average billing and retention rates, niche ethnic consumer markets, small office-home office ("SOHO") distributors and agents, and internet service providers. With emphasis on maintaining and increasing certain segments, revenues in these areas have increased 48.9% or $4.0 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

     Data networking needs of the corporate customer have continued to drive and change the telecom industry. The future focus of the Company continues to move toward incorporating voice and data networking solutions into the construction of corporate Intranets and Wide Area Networks which will decrease its dependence on traditional long distance services of the residential consumer. The primary focus of the Company has been to move quickly and efficiently towards becoming a viable resource to the corporate world having few options in this new wave of technology. Excluding consumer voice traffic, the Company's revenues generated by the data needs of its customers as a percentage of total revenues increased 18.6% or $160,965 for the third quarter of 1998 compared to the first quarter of 1998. This percentage is expected to increase as the Company completes its continued integration of its corporate broadband network and its growth counters the decline of the long distance business.

Gross Margin

     Gross margin decreased $155,887 to $3.3 million for the three months ended September 30, 1998 from $3.5 million for the three months ended September 30, 1997. As a percentage of revenues, gross margin increased by 3.4 percentage points to 31.51% for the three months ended September 30, 1998 from 28.16% for the three months ended September 30, 1997. The increase in gross margin as a percentage of revenues primarily resulted from decreases of network and leased facilities that outweighed increases in the bad debt and fraud expenses, all of which are included in cost of sales.

     Network cost as a percentage of revenues decreased by 7.5 percentage points to 60.0% for the three months ended September 30, 1998 from 67.4% for three months ended September 30, 1997. The primary factor that effected this decrease as a percentage was significantly lower rates, which went into effect July of 1998, negotiated with one of the Company's major underlying carriers. Network cost as a percentage of revenue decreased by 7.3 percentage points to 60.0% for the three months ended September 30, 1998 from 67.3% for the three months ended June 30, 1998.

     Bad debt expense as a percentage of revenues increased by 2.4 percentage points to 6.2% for the three months ended September 30, 1998 compared to 3.8% for the three months ended September 30, 1997. The increased bad debt expense primarily resulted from decreased collection percentages from the Local Exchange Carriers ("LECs") in certain geographical regions. The majority of the Company's revenues are billed by the LECs and the Company's bad debt expense was affected by the lower collection percentages of the LECs. Collection policies and aggressiveness in collection procedures among the LECs vary. A significant amount of new sales growth was experienced in a particular geographic location in which the LECs collection percentages were considerably lower, and the Company's bad debt expense as a percentage of revenues increased. The majority of new products being sold by the Company have been designed as direct billed or electronic internet billed products, and the collection percentages experienced by the Company's internal collection staff are significantly higher than those of the LECs. Therefore, as the number of customers being billed by the LEC decreases, and the Company implements its policy of moving away from the LEC billing services, bad debt expense as a percentage of revenue is anticipated to decrease. As of September 30, 1998, 48% of the Company's revenue was direct billed compared to 20% as of September 30, 1997.

     Fraud expense as a percentage of revenues increased by 1.7 percentage points to 2.3% for the three months ended September 30, 1998 compared to 0.6% for the three months ended September 30, 1997. This increase is primarily associated with travel card fraud. During the third quarter the Company restricted the issuance of travel cards with international calling ability. In addition, the Company's major international carrier provided the Company greater flexibility to monitor and suspend travel card activity suspected as fraudulent. The Company expects that this will help limit fraud expense in future quarters.

Selling, General, and Administrative Costs

     Selling, general, and administrative costs increased $572,742 to $4.3 million for the three months ended September 30, 1998 from $3.7 million for the three months ended September 30, 1997. As a percentage of revenues, selling, general, and administrative costs increased by 10.55 percentage points to 40.59% for the three months ended September 30, 1998 from 30.03% for the three months ended September 30, 1997. Decreased revenues contributed to 2.35 percentage points increase as a percentage of revenues. 1.05% or $110,659 was expensed for stock compensation expense for the three months ended September 30, 1998 compared to $0 for the three months ended September 30, 1997. Certain non-employee agents were granted options for participation in the generation of new business for the Company. Accordingly, stock compensation was expensed under the requirements of SFAS No. 123. The remaining increase in cost was attributable to selling, general, and administrative costs associated with the merger of AvTel and Matrix, effective December 1, 1997. As of September 30, 1998, the Company had three operating divisions, two primary business locations and remote employees in several states compared to one operating division and one location with no remote employees as of September 30, 1997. Additionally, a more comprehensive corporate structure was required for a public company.

Depreciation and Amortization

     Depreciation and amortization increased $110,612 to $261,449 for the three months ended September 30, 1998 from $150,837 for the three months September 30, 1997. The increase primarily resulted from amortization of intangibles associated with the merger of AvTel and Matrix. Similarly, the acquisition and consolidation of assets related to the merger resulted in some increases in depreciation expense.

Interest Expense and Other Income, Net

     Interest expense and other income net of other expenses decreased $82,938 to $14,499 for the three months ended September 30, 1998 from $97,437 for the three months ended September 30, 1997. Interest expense continued to be insignificant in amount since the Company has had sufficient cash to meet operations and capital expenditures. Interest income was lower in 1998 compared to 1997 primarily from a decrease in cash reserves. Included in other income for 1997 was $52,555 for the reimbursement of expenses incurred in prior years from an affiliated company. Due to the Loan and Security Agreement entered into with Coast Business Credit, the Company has a minimum commitment of $10,000 per month in interest expense starting in October 1998.

Income Taxes

     Income tax expense has not been recorded for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 since there has been a loss from operations for the three months ended September 30, 1998.


Nine Months Ended September 30, 1998 compared with Nine Months Ended September 30, 1997

Revenues

     Revenues for the nine months ended September 30, 1998 were $34.3 million, a decline of 12.5% or $4.9 million from $39.2 million for the nine months ended September 30, 1997.

     See Results of Operations for the three months ended September 30, 1998 compared with the three months ended September 30, 1997. The decline in revenues is fully described above in the section, Revenues. All of the reasons discussed above are applicable for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

Gross Margin

     Gross margin decreased $2.5 million to $9.4 million for the nine months ended September 30, 1998 from $11.9 million for the nine months ended September
30. 1997. As a percentage of revenues, gross margin decreased by 2.95 percentage points to 27.48% for the nine months ended September 30, 1998 from 30.42% for the nine months ended September 30, 1997. The decrease in gross margin as a percentage of revenues primarily resulted from an increase in bad debt expense.

     Network cost as a percentage of revenues changed by immaterial amounts for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Significantly lower rates, which went into effect July of 1998, negotiated with one of the Company's major underlying carriers allowed the Company to attain the same percentage for the nine months ended September 30, 1998 as it had for the nine months ended September 30, 1997.

     Bad debt expense as a percentage of revenues increased by 3.1 percentage points to 6.2% for the nine months ended September 30, 1998 from 3.1% for the nine months ended September 30, 1997. Reasons for the increase in bad debt expense as a percentage of revenue are comparable and fully explained above in the Gross Margin section. See Results of Operations for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

Selling, General, and Administrative Costs

     Selling, general, and administrative costs increased approximately $2.1 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. As a percentage of revenues, selling, general, and administrative costs increased by 10.24 percentage points to 39.86% for the nine months ended September 30, 1998 from 29.62% for the nine months ended September 30, 1997. 1.96% or $674,169 was expensed for stock compensation expense for the nine months ended September 30, 1998 compared to $0 for the nine months ended September 30, 1997. Certain non-employee agents were granted options for participation in the generation of new business for the Company. Accordingly, stock compensation was expensed under the requirements of SFAS No. 123. $588,640 was incurred for solicitation of new marketing and sales channels for the nine months ended September 30, 1998 compared to $51,795 for the nine months ended September 30, 1997. The remaining increase in cost was attributable to selling, general, and administrative costs associated with the merger of AvTel and Matrix, effective December 1, 1997. See Results of Operations for the three months ended September 30, 1998 compared with the three months ended September 30, 1997. The merger related costs are fully described above in the section, Selling, General, and Administrative Costs. All of the reasons discussed above are applicable for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

Depreciation and Amortization

     Depreciation and amortization increased $290,650 to $805,687 for the nine months ended September 30, 1998 from $515,037 for the nine months ended

September 30, 1997. $263,833 of the increase was due to amortization of intangibles associated with the merger of AvTel and Matrix.

Interest Expense and Other Income, Net

     Interest expense and other income net of other expenses decreased $147,433 to $62,640 for the nine months ended September 30, 1998 from $210,073 for the nine months ended September 30, 1997. Interest expense continued to be insignificant in amount since the Company has had sufficient cash to meet operations and capital expenditures. Interest income decreased $53,601 to $96,281 for the nine months ended September 30, 1998 from $149,882 for the nine months ended September 30, 1997 primarily from a decrease in cash reserves. Included in other expense for 1997 was $52,555 for the reimbursement of expenses incurred in prior years from an affiliated company. Due to the Loan and Security Agreement entered into with Coast Business Credit, the Company has a minimum commitment of $10,000 per month in interest expense starting in October 1998.

Income Taxes

     Income tax expense has not been recorded for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 since there has been a loss from operations for the nine months ended September 30, 1998.

Liquidity and Capital Resources

     The primary source of operating cash flow for the Company has been revenues derived from the resale of domestic and international long distance telecommunications services. Providing data networking solutions for the construction of corporate Intranets and Wide Area Networks has become a growing source of revenues. Minor sources of revenues include the provision of back office support and earnings from investment income.

     The primary uses of cash are payments to underlying network vendors for provisioning long distance facilities, commission payments to sales distributors, and payments to the major LECs for billing and collecting services directly from end users.

     Net cash used in operating activities is $2.9 million for the nine months ended September 30, 1998, compared to net cash provided by operating activities of $2.4 million for the nine months ended September 30, 1997. Primarily, the change resulted from the Company's net loss of $5.0 million reported for the nine months ended September 30, 1998 compared to net income of $7,116 reported for the nine months ended September 30, 1997.

     For reasons more fully described above under the heading Results of Operations, the Company's net loss resulted from declining revenues of the Company's wholly-owned subsidiary, Matrix Telecom, increased bad debt and fraud, and increased expenditures in sales and marketing. Declining revenues have been caused in part by industry competition, changes in certain marketing channels and management's decision to discontinue relationships with certain unprofitable sales distributors, which have in the past contributed a significant share of revenues. Similarly, the increase in bad debt expense for the nine months ended September 30, 1998 associated with decreased collection percentages from the LEC's has affected margins.

     Net  cash  provided  by  investing  activities  for the nine  months  ended
September 30, 1998 was $963,554 compared to net cash used in investing activities of approximately $1.8 million for the nine months ended September 30, 1997. The Company loaned $2.0 million to an affiliated company, Core Marketing, LLC ("Core") during the nine months ended September 30, 1997. $1,726,601 was paid by Core on its loan during the nine months ended September 30, 1998. The Company loaned $500,000 to a company to be acquired, RLI, (Note 8), during the nine months ended September 30, 1998. Approximately $282,114 was paid to purchase equipment during the nine months ended September 30, 1998. The majority of equipment purchases were for computer and computer related assets. The company anticipates significant disbursements for the Year 2000 compliance requirements that will be financed through equipment leases and the Coast Business Credit loan agreement.

     Working capital at September 30, 1998 is $1.3 million compared to $5.6 million at December 31, 1997, a decrease of $4.3 million. Cash balances at September 30, 1998 are $2.5 million compared to $4.8 million at December 31, 1997, a decrease of approximately $2.3 million. As discussed above, the Company received $1.7 million on an outstanding loan.

     The Company entered into a Loan and Security Agreement with Coast Business Credit, a division of Southern Pacific Bank ("Coast"), a California corporation on October 2, 1998. The agreement provides for an asset based revolving credit line with a floating interest rate equal to prime plus 2%, subject to a minimum interest rate of 8% per annum. The credit limit is the lesser of $7,500,000 or a percentage of the amount of the Company's eligible receivables and other items. The agreement calls for a minimum borrowing of $1,500,000, a $2,000,000 minimum net worth requirement and a two year term, subject to extension.

     The Company in the past has been able to finance its operations from net cash provided by operating activities without the need to borrow on a long-term basis. Since December 31, 1997, the Company has continued to be able to finance its operations and capital expenditures, which have consisted primarily of property and equipment, from cash and cash equivalents at the beginning of the year.
The Company anticipates that future operations and growth strategies
(including possible acquisitions) of the Company will require funding from other sources. The Company entered into the Coast agreement to help meet this need, as well as operating and capital expenditure needs, for the next twelve months. In addition to debt financing, the Company may utilize its capital stock as a source of financing.

Year 2000

    The Year 2000 problem is the inability of a meaningful proportion of the world's computers, software applications and embedded semiconductor chips to cope with the change of the year from 1999 to 2000. This issue can be traced to the infancy of computing, when computer data and programs were designed to save memory space by truncating the date field to just six digits (two for the day, two for the month, and two for the year). Therefore, information applications automatically assumed that the two-digit year field represented a year within the 20th century. As a result of this, systems could fail to operate or fail to produce correct results at the start of the 21st century.

Assessment

    The Year 2000 problem affects computers, software, and other equipment used, operated, or maintained by the Company for itself and its customers. Accordingly, the Company is currently assessing the potential impact of, and the costs of remediating, the Year 2000 problem for its internal systems and on facilities systems and equipment.

    The Company's business is substantially dependent upon the operation of computer systems including the billing system that is utilized to rate and format calls for billing. In addition, the Company is relying on the systems of third parties to originate and terminate calls, transmit calls to the Company, and process bills to end users. The Company has launched efforts involving leaders from the operational areas of the Company which could be affected by the Year 2000 problem. This effort was initiated pursuant to the direction of the Board of Directors and has the involvement of top management and its objectives are top priority.

    The Company is in the process of identifying the computers, software applications, and related equipment used in connection with its operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. The Company has commenced the process of modifying, upgrading, and replacing systems which have already been assessed as adversely affected by the Year 2000 problem, and expects to have all other major systems assessed, and if need be, modified, before the occurrence of any material disruption of its business. The Company expects to complete this process by the middle of 1999.

    In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, copiers, telephone switches, security systems and other common devices may be affected by the Year 2000 problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 problem on its office and facilities systems and equipment.

     The Company has initiated communications with third party suppliers of products/services used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to timely resolve Year 2000 problems with their systems could have a material adverse effect on the Company's business, financial condition, and results of operations.

Impact of Year 2000 Problems

    Because the Company's assessment is not complete, the Company has not yet estimated the total cost to the Company of completing any required modifications, upgrades, or replacements of either the operational systems, or facilities systems and equipment. The Company does anticipate significant disbursements for the year 2000 compliance requirements that will be financed through equipment leases and the Coast Business Credit loan agreement.

    The Company expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company or its customers and suppliers have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company will likely suffer the following consequences:

         A number of operational inconveniences and inefficiencies for the Company and its customers and will divert management's time and attention and financial and human resources from its ordinary business activities;

         A  lesser  number  of  serious   system   failures  that  will  require
         significant efforts by the Company or its customers to prevent or alleviate material business disruptions;

         Several routine business disputes and claims for pricing adjustments or penalties due to Year 2000 problems by customers, which will be resolved in the ordinary course of business; and

         A few serious business disputes alleging that the Company failed to comply with the terms of its contracts or industry standards of performance, some of which could result in litigation or contract termination.

Contingency Plans

    The Company will develop contingency plans to be implemented if its efforts to identify and correct Year 2000 problems affecting its operational systems and facilities systems and equipment are not effective. The Company expects to complete its contingency plans by the middle of 1999. Depending on the systems affected, any contingency plans developed by the Company, if implemented, could have a material adverse effect on the Company's financial condition and results of operation.


Disclaimer

     The discussion of the Company's efforts, and management's expectations relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

                         PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 25, 1998, the Company issued 30,000 shares of its common stock, which were not registered under the Securities Act, in connection with the acquisition of Digital Media International, Inc., a Pennsylvania corporation ("DMI"), by means of a stock-for-stock exchange. No underwriters were used in the transaction and none of such shares were issued publicly. The Company relied on the exemptions from registration provided by Sections 3(a) (11) and 4(2) of the Securities Act and Rule 505 of Regulation D promulgated thereunder. The persons receiving shares were the three former DMI shareholders. These persons were and are believed by the Company to possess the requisite level of financial sophistication and experience in order to qualify for such exemptions. The Company made available to the recipients of such Common Stock all material information with respect to the Company and the share exchange. Each such person signed an exchange agreement containing appropriate investment representations and covenants.


ITEM 5.  OTHER INFORMATION

     On October 1, 1998, M. Scott Hall joined the Company as Senior Vice President, Consumer Markets.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

          10.1 Admendment To Carrier Transport Switched Services Agreement dated
               October   15,   1998,   between   Matrix   Telecom   and   Sprint
               Communications Company L.P.

          10.2 Loan  and  Security   Agreement  dated  October  2,  1998,  among
               registrant, Matrix Telecom and Coast Business Credit

          27.1 Financial Data Schedule - Nine Months Ended September 30, 1998

          27.2 Restated Financial Data Schedule - Nine Months Ended September 30, 1997

      (b) Reports on Form 8-K

     The registrant filed no reports on Form 8-K during the quarter ended September 30, 1998.

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


November 11, 1998

                                    Exhibit Index


Exhibit
Number       Exhibit Description
-------      -------------------

10.1 Admendment To Carrier Transport Switched Services Agreement dated October 15, 1998, between Matrix Telecom and Sprint Communications Company L.P.

10.2 Loan and Security Agreement dated October 2, 1998, among registrant, Matrix Telecom and Coast Business Credit

27.1 Financial Data Schedule - Nine Months Ended September 30, 1998

27.2 Restated Financial Data Schedule - Nine Months Ended September 30, 1997