Form 10-K405
period 1998-12-31
AVTEL COMMUNICATIONS INC/DE
filed 1999-04-15
CIK 1005974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                                   (MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

For Fiscal Year Ended: December 31, 1998
OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM       TO        COMMISSION FILE NUMBER: 0-27580
      .

                           --------------------------

                           AVTEL COMMUNICATIONS, INC.

                   (Exact Name of Registrant in Its Charter)

      DELAWARE              87-0378021
   (State or Other       (I.R.S. Employer
   Jurisdiction of      Identification No.)
  Incorporation or
    Organization)

  501 Bath Street,             93101
  Santa Barbara, CA         (Zip Code)
(Address of Principal
 Executive Offices)

        (Issuer's Telephone Number, Including Area Code) (805) 884-6300

          Securities registered under Section 12(b) of the Act: None.
                           --------------------------

             Securities registered under Section 12(g) of the Act:

                          Common Stock Par Value $0.01

                                (Title of class)
                           --------------------------

    Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $45,593,193, computed at the last sale price of such Common Stock on The Nasdaq SmallCap Market as of March 17, 1999.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

    As of March 17, 1999, there were 10,539,123 shares of the Registrant's Common Stock, par value $0.01, issued and outstanding, excluding treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated by reference to the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on or about May 27, 1999, which will be filed with the Commission within 120 days after the end of the Registrant's fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM NUMBER                                                                                                PAGE NUMBER
------------------------------------------------------------------------------------------------------  -----------------
                                                PART I

1.         Business...................................................................................              4

2.         Properties.................................................................................             15

3.         Legal Proceedings..........................................................................             15

4.         Submission of Matters to a Vote of Security Holders........................................             16

                                               PART II

5.         Market for Common Equity and Related Stockholder Matters...................................             17

6.         Selected Financial Data....................................................................             18

7.         Management's Discussion and Analysis of Financial Condition and Results of Operations......             19

7A.        Quantitative and Qualitative Disclosures about Market Risk.................................             28

8.         Financial Statements and Supplementary Data................................................             28

9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......             29

                                               PART III

10.        Directors and Executive Officers of the Registrant.........................................             29

11.        Executive Compensation.....................................................................             29

12.        Security Ownership of Certain Beneficial Owners and Management.............................             29

13.        Certain Relationships and Related Transactions.............................................             29

14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K............................             29

                                     PART I

ITEM 1.  BUSINESS

                             INTRODUCTORY STATEMENT

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

                                   BACKGROUND

GENERAL

    AvTel Communications, Inc. (the "Company" or "AvTel") is a provider of broadband network services integrating voice, data and Internet solutions. The Company sells and markets a broad range of telecommunications and advanced network services through independent value added resellers, Affinity and agent organizations, and internal direct sales professionals. The Company targets mid-size corporations, small-office home-office professionals and select residential market segments.

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

HISTORY

    The Company was incorporated on October 31, 1981, but did not commence its current business until February, 1995. Prior to October 23, 1996, the Company conducted operations under the name "Hi, Tiger International, Inc.". The name change was effected in connection with the Company's acquisition of AvTel Holdings, Inc., a California corporation ("AHI") on that date. As a result of the acquisition of AHI, the Company implemented a complete change in its Board of Directors and executive management, began to pursue several acquisitions and strategic alliances and started development of a sales and operational strategy to position the Company as a telecommunications carrier providing a comprehensive array of broadband voice and data network services.

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

    In November, 1996, the Company acquired Silicon Beach Communications, Inc. ("SBC"), an Internet Service Provider ("ISP") and provider of software development services. In February, 1997, the Company acquired all of the issued and outstanding capital stock of WestNet Communications, Inc. ("WNI"), a Ventura, California ISP. Following completion of this acquisition, the Company began to integrate the customer bases, network facilities and other operations of SBC and WNI in order to achieve desired efficiencies and economies of scale.

    On December 1, 1997, the Company acquired Matrix Telecom, Inc., a privately-held Texas corporation ("Matrix") by means of a share for share exchange (the "Share Exchange"). Matrix is a provider of long distance telephone services. See "Background--Acquisition of Matrix" below. The Reincorporation Merger and the Reverse Stock Split were conditions to the closing of the Share Exchange.

    On September 25, 1998, the Company acquired all of the issued and outstanding capital stock of Digital Media International, Inc. ("DMI"), a privately-held corporation based in Santa Barbara, California, which develops software for educational, entertainment and other applications.

    In November, 1998, the Company acquired all of the issued and outstanding capital stock of Remote Lojix/PCSI, Inc. ("RLI"), a privately-held corporation based in New York, which is a provider of system integration and local area network ("LAN") services to corporate customers in the eastern United States.

ACQUISITION OF MATRIX

    AvTel and Matrix entered into a Stock Exchange Agreement dated April 29, 1997, and subsequently amended (the "Exchange Agreement"), pursuant to which the persons or entities who owned the issued and outstanding common stock of Matrix ("Matrix Stockholders") would transfer to AvTel all of their Matrix stock and, in exchange, AvTel would issue to the Matrix Stockholders shares of the Company's Common Stock (the "Share Exchange"). The Share Exchange was completed pursuant to the terms of the Exchange Agreement on December 1, 1997. For accounting purposes, the acquisition was treated as a reverse acquisition with Matrix as the acquirer.

    In connection with the completion of the Share Exchange, the Matrix Stockholders and the Company entered into a Registration Rights and Lockup Agreement dated December 1, 1997 (the "Registration Rights and Lockup Agreement"). Pursuant to the Registration Rights and Lockup Agreement, certain persons and entities who held an aggregate of 85.2% of the outstanding Matrix Common Stock agreed, for a two-year period commencing on the closing of the Share Exchange, not to offer, pledge, sell, or otherwise dispose of any shares of the Company issued to them pursuant to the terms of the Exchange Agreement. As of March 17, 1999, this "lockup" provision relates to a total of 6,457,123 shares of AvTel stock held by the following shareholders: Ronald L. Jensen (329,321 shares), Gladys Jensen (731,847 shares), James J. Jensen (851,738 shares), Jami J. Jensen (851,738 shares), Janet Jensen Krieger (961,939 shares), Jeffrey J. Jensen (851,738 shares), Julie J. Jensen (851,738 shares), The RJ & GJ Foundation (329,692 shares), The Janet Foundation (24,124 shares), The OUI Foundation (24,124 shares), The Chasdrew Foundation (24,124 shares), John E. Allen (125,000 shares), Anthony E. Papa (250,000 shares) and James P. Pisani (250,000 shares)(together, the "Lockup Stockholders").

    The Registration Rights and Lockup Agreement requires that the Company use its best efforts to file a shelf registration statement providing for the sale by the Lockup Stockholders of all securities issued to them in connection with the Exchange Agreement, subject to the two-year holding restriction imposed on the Lockup Stockholders described above. Under the Registration Rights and Lockup Agreement, the Company is obliged to use its reasonable efforts to keep the shelf registration statement effective on a continuous basis for a period described in the Registration Rights and Lockup Agreement. The Lockup Stockholders may also require the Company to undertake up to two additional demand registrations of their securities if the shelf registration is not in place. All costs and expenses of both shelf and demand registrations (excluding any underwriting discounts and fees of counsel to the Lockup Stockholders) will be borne by the Company.

                            BUSINESS OF THE COMPANY

    The Company is a provider of broadband network services integrating voice, data and Internet solutions. The Company sells and markets a broad range of telecommunications and advanced network services through independent value added resellers and internal direct sales professionals. The Company targets mid-size corporations, small-office home-office professionals and select residential market segments through two primary business units; the Business Markets Group ("BMG") and the Channel Markets Group ("CMG").

BUSINESS MARKETS GROUP

    BMG targets mid-size corporate customers for their broadband data, voice and Internet networking needs. Following this sales strategy, the Company's objective is to become the underlying telecommunications carrier for the transport of data, voice and Internet traffic. Through a value-added sales process, the Company designs, provisions and manages its customers' networks. The Company will provide a host of additional value added services assisting its customers to create enhanced intranet and extranet applications. The Company believes its strategy to focus on the corporate customer for enterprise-wide network services offers significant opportunity. BMG cross-markets to its customer base a variety of traditional telecommunications products and services such as long distance telephone service, executive calling cards and video/audio conferencing.

    INDUSTRY. Information technology has fast become a driving force in telecommunications. The Company's BMG strategy is driven by corporate end users' needs for network connectivity as a result of new software applications and technology advancements developed in the information technology arena. This has become a critical element in the ability of businesses, professional and other organizations to improve productivity and lower costs. This can be accomplished through the use of a variety of telecommunications services, including branch office, remote office and telecommuter networking ("intranets") as well as providing network access to customers, vendors, suppliers ("extranets") and the Internet. While management expects these factors to continue to increase market demand for these services, there are no assurances regarding the size of such demand or that the Company will be selected to provide its services in response to such demand.

    INTERNETWORKING. At an increasing rate, business, professional and other organizations are seeking to inter-network their LANs and WANs to share information and computing resources for applications such as e-mail, transaction processing, the sharing of databases, multi-site engineering and product development and electronic image transfer. The communications traffic of many organizations has grown steadily during the past two decades leading to enterprise-wide networks facilitating rapid and efficient data communications between work groups, departments and branch locations. Additionally, a shift to enterprise-wide remote access has occurred due to increased business mobility, increased telecommuting, reduced cost of WAN services and widespread adoption of remote access standards. Internet and remote access devices extend the organization network beyond the branch office, bringing remote users closer to the enterprise and permitting connection to the corporate LAN so users can work anywhere, any time. Users can access e-mail, databases and servers as if they were in the corporate office. The recent availability of reliable IP voice technology within an enterprise-wide data network has created additional cost-saving incentives for businesses to implement advanced network solutions.

    The Company believes that, as a result of these shifts, internetworking, the method used for interconnecting networks, will continue to grow. This is reflected in the growth in sales and distribution of routers, remote access servers, intranet software and other various components that enable internetworking. As the computing paradigm continues to migrate to network-centric architectures, enterprise-wide networks allow those technologies to be implemented. The Company's strategy recognizes the opportunity to bridge the gap between telecom and computer providers and simplify networking complexities by becoming a single source for enterprise-wide services and support.

    CONNECTIVITY AND BANDWIDTH. The Company believes that communications requirements such as bandwidth availability and network design are replacing computer requirements such as processor speed, memory or operating systems as the delimiting factors for business applications. Video conferencing, remote patient diagnostics with medical imaging and telecommuting are all business applications in which the success of the deployment is defined by the available bandwidth. The ultimate realization of this trend is the Web and applications developed with Internet-specific tools. Web-based applications are computer platform and operating system independent but depend entirely upon connectivity and bandwidth for successful deployment and execution.

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

    Packet-based services were developed to address the issue of allocation and utilization. Today, "fast packet" networking technologies such as Frame Relay and Asynchronous Transfer Mode ("ATM") have emerged as an integrated, cost-effective, flexible WAN solution. These networks allow for "bandwidth on demand" between any two endpoints on a WAN.

    STRATEGY. The implementation of the Company's BMG strategy involves the marketing of products and services integrated into enterprise-wide network solutions for business customers. These enterprise-wide solutions include network design, system integration and service, WAN connectivity, voice connectivity, Internet access and World-Wide Web ("Web") development. BMG's sales and marketing activities result in monthly, recurring revenues from networking customers under multi-year term agreements. The group's primary sales strategy includes in-house direct sales professionals and an agent program through which BMG distributes its services through value added resellers ("VARs") of information technology products. BMG leverages the existing customer relationships of these VARs gaining more immediate access to a wider group of prospective customers and greater credibility in the sales process. Additionally, this VAR channel becomes the service organization for the Company's business customers requiring on-site repair and maintenance visits.

CHANNEL MARKETS GROUP

    CMG markets domestic and international long distance telephone services, Internet access and related services through distribution companies, agents, resellers and affinity groups ("Channel Partners") that maintain access to large groups of individuals and small businesses through affinity relationships and niche marketing strategies. Channel Partners include non-profit organizations and for-profit distribution groups. The Company's Channel Partners generally require business-to-business account management, have a large and somewhat captive audience of members/customers and distribute information and services. Historically, telecommunications companies have leveraged third party organizations to sell long distance telephone service to their member/customers sharing a percentage of the revenues generated by the group.

    The Company has recognized that the Internet explosion has created an "eBusiness Imperative" among these organizations that is generating new sales opportunities for the Company. The Company assists these organizations in designing and launching their Web presence and seeks to sell Internet access and additional telecom services to the organization's member/customer base. In turn, the Channel Partner participates in the revenue generated by their members' use of the Company's services. The Company believes that it is one of a few companies offering Channel Partners a turnkey-solution with private labeling and total technical, billing and customer service support.

    CMG provides Internet access, long distance telephone and other services to customers in 49 states. The Company is fully certified or registered in all states where required and operates under Section 214 authority from the Federal Communications Commission ("FCC"). The Company, through a wholly owned subsidiary has a national-deployed Carrier Identification Code ("CIC"). The CIC provides the Company greater network flexibility and permits the Company to market to subscribers of other carriers by having the customer dial the CIC directly, a process, which is known in the industry as "casual calling." The Company maintains its own convergent billing platform, rating system and monitoring center.

    The Company and various subsidiary companies market CMG's services under a variety of brands, which include AvTel-TM-, Matrix
Telecom-Registered Trademark-, MatrixInet-TM-, Silicon Beach-TM-, WestNet Communications-TM-, Remote Lojix-TM-, Addictive Media-TM- and Digital Meteor-TM-. Channel Partners, at their expense, utilize a variety of marketing strategies which include direct mail, outbound telemarketing and direct sales. In November, 1998, the Company introduced its nationwide Internet access program for dial-up connectivity. This program is provided by the Company to the public under the MatrixInet-TM- brand, and is also available under a private label arrangement for certain Channel Partners.

    Channel Partners generally market to niche consumer segments such as non-profit affinity membership groups, ethnic affinity groups and home based business professionals. These independent distributor groups are provided with a variety of value-added support services which include: an in-house multi-lingual Customer Service department open 24 hours a day, 7 days a week; direct electronic provisioning to local exchange carriers ("LECs"); and custom billing and management reports available in paper format or on line through the Company's eBill and NetAgent platforms. The Company believes that its agreements with Channel Partners provides highly-leveraged access to large, loyal groups of individuals. The Company also believes that accessing these individuals through its Channel Partners enables lower marketing expenditures, lower customer churn and a greater customer motivation to purchase additional services.

OPERATIONS AND SUPPORT

    CUSTOMER SERVICE CENTER. The Company's inbound customer service center is designed to provide the Company's customer base with a high-level of service and support. Customer Service Representatives ("CSRs") are available 24 hours a day, 7 days a week in order to answer inquiries generated by the Company's marketing campaigns, as well as to support existing customers. CSRs are trained to answer a broad range of inquiries from prospective customers relating to service, pricing, and optional features. In addition to competitive rates and a wide variety of products, the Company is able to offer business customers a highly specialized direct bill summary package that includes call summaries by account code, department, employee, project, client, area code, country code, and time-of-day. Customer call management reports are available in a variety of media formats including electronic support via the Internet.

    The Company's call center and technical support center are equipped with state-of-the-art computer and telecommunications technology. Incoming calls are managed with the help of an automatic call distributor and an automated attendant. Such a system allows for management of call queue time, the formation of distinct work groups for different projects, and on-line monitoring of customer service calls for quality assurance purposes. Bilingual CSRs are available during day and evening shifts.

    BILLING AND INFORMATION SYSTEMS. The Company has dedicated substantial resources to its management information systems. The Company's information systems enable the Company to (1) monitor and respond to the evolving needs of its customers by developing new and customized services; (2) provide sophisticated billing information that can be tailored to meet the requirements of its customer base; (3) provide high quality customer service; (4) detect and minimize fraud; (5) verify payables to suppliers; and (6) integrate additions to its customer base. In addition, the Company has complete facilities for rating, formatting and distributing direct bills to its larger commercial subscribers. Small business customers and individuals may receive either a direct or a LEC bill, depending upon the services provided to the customer. The Company provides secure remote electronic access to certain activation, provision and billing information to its customers through the Internet.

    The Company has invested in call rating, billing, and customer service infrastructure. In addition, the Company holds billing and collection agreements with LECs, including all of the Regional Bell Operating Companies ("RBOCs"), and independent local exchange companies ("ILECs"). These billing agreements permit the Company to include its billing on the customer's local telephone bill. The Company's billing information systems and services also allows it to provide direct bills to customers in a paper format and electronically through the Internet.

    STRATEGIC ALLIANCES AND CARRIER AGREEMENTS. The Company has executed strategic agreements with Sprint for its underlying voice carrier services, Qwest and IXC for data carrier services and GST, GTE and PSINet for Internet access services. As noted above, the Company holds billing and collection agreements with all of the RBOCs and ILEC's. The Company developed with Prosoft I-Net Solutions a specialized training program designed to educate value-added resellers of the Company's services on the integration of data, voice and video products.

    ACE CERTIFIED ENGINEER TRAINING PROGRAM. On March 16, 1998 the Company announced the availability of its ACE Certified Engineering training program. The ACE program has been designed specifically for value added resellers in the telecommunications industry. The ACE program provides a complete curriculum over a broad range of courses. The program includes four tracks: 1) a general overview of the telecommunications industry and technologies; 2) voice equipment and network design; 3) data communications and network design; and 4) the integration of voice, video and data, traffic design and network engineering. Each track is a technical course focusing on how to use, engineer and integrate proven and leading-edge voice, video and data networking technologies. The complete program includes on-line and classroom training and course work requiring 128 hours of in-depth course work and labs.

REGULATION

    The services which the Company provides, either directly or through its subsidiaries, are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent that they involve the provision, origination or termination of jurisdictionally interstate or international communications. The state public service commissions ("PSCs") retain jurisdiction over jurisdictionally intrastate communications. The FCC and relevant PSCs have the authority to regulate interstate and intrastate rates, respectively, ownership of transmission facilities and the terms and conditions under which the Company's services are provided.

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

COMPETITION

    The telecommunications industry is highly competitive and affected by rapid regulatory and technological change. The Company believes that the principal competitive factors in its business include pricing, customer service, network quality, service offerings and the flexibility to adapt to changing market conditions. The Company's future success will depend in part upon its ability to compete with AT&T, MCI Worldcom, Sprint and other carriers (including the RBOCs when approved to enter the long distance market) and other long distance providers, and America On-Line and other national and local ISPs, many of which have considerably greater financial and other resources than the Company.

INTELLECTUAL PROPERTY

    The Company has registered several trademarks for use in its marketing materials. The Matrix Telecom name and logo, used by the Company to market Internet access, long distance service, and calling card services is a registered trademark. The Company also uses several unregistered trademarks as part of its BMG and CMG businesses, including AvTel-TM-, MatrixInet-TM-, Silicon Beach-TM-, Addictive Media-TM- and Digital Meteor-TM-, which it may seek to register. While the Company believes these trademarks are important to its business, the Company does not believe that failure to register these trademarks poses any material risk of infringement on its rights to use such trademarks.

EMPLOYEES

    As of March 15, 1999, the Company, including its subsidiaries, had approximately 255 full-time employees. None of the employees of the Company are represented by a union. The Company supplements its work force from time to time with contractors, administrative personnel through employment agencies, and part time employees. The Company believes that it has good relations with its employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is information with respect to each executive officer of the
Company:

    ANTHONY E. PAPA, age 36, has been the Chairman of the Board and Chief Executive Officer of the Company since October 1996. Mr. Papa was also President of the Company from October 1996 until February 1998. Prior to October, 1996, Mr. Papa had served as President of ICS Communications, Inc.("ICS"), Richardson, Texas, a national provider of cable television, wireless paging, local and long-distance telephone services from December 1992. Before joining ICS, Mr. Papa served as general manager for Spectradyne, Inc., the largest provider of pay-per-view entertainment and interactive services to the hospitality industry. Mr. Papa is a director of International School of Information Management, Inc., an accredited university and an electronic publisher and provider of electronic services, and a director of ABC-Clio, Inc., an international publisher of historical reference materials for institutions of higher education. Mr. Papa received a B.S. in Management from Iona College, in New Rochelle, New York.

    JAMES P. PISANI, age 34, has been the President of the Company since February 1998, and has served as Chief Operating Officer, Chief Financial Officer and Secretary of the Company since October 1996. Mr. Pisani has also served as Chief Accounting Officer of the Company since October 1998. From October 1996 to February 1998, Mr. Pisani was the Executive Vice President of the Company. Prior to October 1996, he served as Vice President of Sales and National Accounts for ICS. While at ICS, Mr. Pisani was responsible for that firm's business-to-business and consumer sales activities. Prior to joining ICS, from June 1989 to June 1994, Mr. Pisani served as Vice President of a national mortgage banking firm serving, primarily, institutional accounts. Mr. Pisani graduated from Princeton University in 1986, with a degree in Economics.

    M. SCOTT HALL, age 40, was appointed Senior Vice President of the Company's Channel Markets Group in October 1998. From November 1994 to September 1998, Mr. Hall was Vice President of One Call Communications, Inc., a long-distance and Internet service provider. Prior to that time, Mr. Hall was Manager, Business Development for Transnational Communications. Mr. Hall graduated from the University of Hawaii in 1982, with a B.A. in Sociology.

    FRANK A. LEONE, age 52, was appointed President of the Company's Business Markets Group in November 1998. From November 1996 to July 1998, Mr. Leone was Executive Vice President of Sales for First Image Management Company, a division of First Data Corporation. From November 1994 to November 1996, Mr. Leone was President of FAL Consultants, in which capacity he provided strategy and marketing consulting to corporations. Prior to that time, Mr. Leone held an executive management position with Recycled Paper Greetings, the fourth largest greeting card manufacturer in the U.S., and executive management positions with Baxter Healthcare Corporation and Xerox Corporation. Mr. Leone graduated from Gannon University, Erie, Pennsylvania, with a B.S. in Business Administration.

    JOE RENTERIA, JR., age 52, was appointed Vice President, Information Systems of AvTel on February 25, 1999. Prior to that time, he had been employed for more than five years by Matrix. During his tenure with Matrix, Mr. Renteria has served as Manager of Data Processing, Director of Information Services and was promoted to Vice President of Information Services in May of 1997. Prior to joining Matrix, Mr. Renteria held various information technology management positions, primarily in the manufacturing sector.

                              RECENT DEVELOPMENTS

BOARD OF DIRECTORS

    On December 17, 1998, Gregory T. Mutz resigned from the Company's Board of Directors. On April 9, 1999, the Board elected Anthony D. Martin to fill the vacancy created by the resignation of Gregory T. Mutz.

STOCK REPURCHASE

    In connection with a newly -established employee incentive plan, on January 29, 1999, AvTel commenced a small program to repurchase shares of its own Common Stock on The Nasdaq SmallCap Market. In connection with this program, AvTel spent approximately $77,400 to repurchase 11,075 shares of the Common Stock. These shares will be held in treasury.

SALE OF SERIES B CONVERTIBLE PREFERRED STOCK

    On April 13, 1999, the Company sold 1,500 shares of its newly -designated Series B Convertible Preferred Stock (the "Series B Stock") to AMRO International, S.A., an entity organized under the laws of Panama, Austinvest Anstalt Balzers, an entity organized under the laws of Liechtenstein, and Esquire Trade & Finance Inc., an entity organized under the laws of the British Virgin Islands (the "Series B Investors") for $1,500,000. The Series B Stock has a liquidation preference of $1,000 per share. The Series B Stock will be entitled to an annual dividend of $30 per share, payable in cash or Common Stock, at the Company's option. The annual dividend will increase to $60 per share if the Company ever ceases to be listed on The Nasdaq Stock Market or any national securities exchange. The Series B Stock is convertible into Common Stock at the option of the Series B Investors at any time. The number of shares of Common Stock to be received by a Series B Investor upon conversion will equal the liquidation preference of the amount converted, divided by the conversion price. The conversion price will be the lesser of (1) $6.875, or (2) 89% of the low closing bid price for the Common Stock on The Nasdaq SmallCap Market at the time of conversion. The conversion price will not be less than $3.00 for 180 days after the date of issuance of the Series B Stock. Thereafter the conversion price will not be less than $2.00 as long as certain revenue and EBITDA requirements are met. As a result, the Company could issue up to 750,000 shares of Common Stock upon conversion if all of the Series B Stock were converted at the lowest possible conversion price (assuming such revenue and EBITDA requirements continue to be met). Unless the Company shall have obtained the approval of its voting stockholders in accordance with the rules of The Nasdaq Stock Market, the Company will not issue shares of Common Stock upon conversion of any shares of Series B Stock if such issuance of Common Stock, when added to the number of shares of Common Stock previously issued by the Company upon conversion of or as dividends on shares of the Series B Stock, would exceed 19.9% of the number of shares of Common Stock which were issued and outstanding on the original issuance date of the Series B Stock. The Company will pay converting Series B Investors in cash for any excess over such amount.

    The Company also issued the Series B Investors warrants to purchase up to 20,000 shares of Common Stock at a price of $8.60 per share. The warrants may be exercised beginning September 30, 1999, and terminate on March 31, 2002.

    The Company and the Series B Investors entered into a Registration Rights Agreement that requires the Company to file, and obtain and maintain the effectiveness of, a Registration Statement with the Securities and Exchange Commission (the "Commission") in order to register the public resale of all shares of the Common Stock acquired by the Series B Investors (a) upon conversion of the Series B Stock, (b) in payment of dividends on the Series B Stock, and (c) upon exercise of the warrants. The Company will be subject to significant monetary penalties if it fails to obtain or maintain the effectiveness of such Registration Statement.

    The Company paid Trinity Capital Advisors, Inc. $60,000 as compensation for arranging the placement of the Series B Stock.

                                  RISK FACTORS

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

LOSSES; OPERATING RESULTS SUBJECT TO SIGNIFICANT FLUCTUATIONS

    The Company has had significant recurring losses in its last four fiscal quarters. The Company's future operating results are difficult to forecast with any degree of accuracy because a number of factors (including those described below) subject these results to significant fluctuations.

FACTORS INFLUENCING OPERATING RESULTS, INCLUDING REVENUES, COSTS AND MARGINS

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

VOLATILITY OF STOCK PRICE

    The Company's Common Stock has been traded on The Nasdaq SmallCap Market since May 28, 1998. Trading in the Company's stock was halted by Nasdaq after the close of trading on November 12, 1998, through the close of trading on November 13, 1998, as a result of an unusual upsurge in its stock price and trading volume. See "Legal Proceedings." The trading volume of the Common Stock has been variable, but generally low. As a result, relatively small trades may significantly affect the market price of the Common Stock. The market price of the shares of Common Stock has been highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, the announcement of potential acquisitions by the Company, changes in regulations, activities of the largest domestic providers, industry consolidation and mergers, conditions and trends in the telecommunications market, adoption of new accounting standards affecting the telecommunications industry, changes in recommendations and estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of emerging growth companies like the Company. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

SECURITIES CLASS ACTION LITIGATION

    As noted above, on November 12, 1998, the Company experienced an unusual upsurge in its stock price and trading volume. This unusual event has triggered the initiation of class action litigation under the federal securities laws. See "Legal Proceedings." The Company believes that these claims are without merit and intends to defend vigorously this litigation. However, it is not possible at this time for the Company to predict with certainty the outcome of this litigation. Even if the Company prevails in the litigation, the expenses of the defense could have a material adverse effect on the Company's operating results and financial condition.

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

NEED FOR ADDITIONAL CAPITAL

    In the past, the Company's cash flow from operations, together with its secured borrowings, has been sufficient to meet its working capital and capital expenditure requirements. The Company does not expect to generate sufficient cash flow to fully implement its business strategy without raising additional capital. The Company is actively pursuing an equity line of credit through discussion with potential investors. If the Company is unable to obtain financing in a timely manner and on acceptable terms, management is developing and intends to implement a plan that would allow the Company to continue to operate through 1999. This plan would include reducing the Company's workforce, eliminating advertising expenditures, reducing professional services and reducing or eliminating other discretionary expenditures.

YEAR 2000 COMPUTER PROGRAM FAILURE

    A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform computations and decision -making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. In association with Electronic Data Systems Corporation (the Company's principal software vendor for such systems), the Company is in the process of upgrading the Company's billing, credit and call tracking systems to become Year 2000 compliant, at a cost to the Company of approximately $750,000. At the same time, a number of the computers of the Company's vendors that interface with the Company's systems may run on programs that have Year 2000 problems and may disrupt the Company's billing, credit and tracking systems. Failure of any of the computer programs integral to the Company's vendors could adversely affect the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Form 10-K, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward - looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. Such factors include, among others, those set forth above. GIVEN THESE UNCERTAINTIES, THE STOCKHOLDERS OF THE COMPANY ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

ITEM 2.  PROPERTIES

    The Company does not own any real property. The table below sets forth certain information with respect to the material properties leased by the Company, including the Company's executive offices in Santa Barbara, California. All of such properties consist of office space. The Company and its subsidiaries also operate points-of-presence for the purpose of creating local access points to its network backbone.

                                                                                                       CURRENT
                                                                                                       MONTHLY
LOCATION                                                           SQUARE FEET  EXPIRATION DATE(2)     RENT(1)
-----------------------------------------------------------------  -----------  ------------------  --------------
501 Bath Street..................................................       6,798           March 2003    $   11,863
Santa Barbara, CA

8721 Airport Freeway.............................................      24,500            June 2000    $   23,050
Fort Worth, TX

104 West Anapamu.................................................       3,441        November 2001    $    4,800
Suites C&D
Santa Barbara, CA

70 West 36(th) St., Suite 605....................................       2,500        December 2002    $    4,800
New York, NY

38 East 32(nd) St., 8(th) Floor..................................       4,400        February 2004    $    4,416
New York, NY

1600 Parkwood Circle.............................................       2,190        December 2001    $    3,750
Suite 603
Atlanta, GA

2333 Mill Creek Drive............................................       1,446        February 2001    $    3,370
Suite 120
Laguna Hills, CA

------------------------

(1) All amounts shown are on a "triple net" basis.

(2) Subject to certain renewal options held by the Company.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is the defendant in a class action under the federal securities laws (IN RE AVTEL SECURITIES LITIGATION, Case No. 98-9236) currently pending in the United States District Court for the Central District of California.

    This litigation is the consolidation of five separate class action suits that were filed against the Company and certain of its officers, alleging securities fraud. The plaintiffs are members of the class of investors who purchased shares of the Company's Common Stock on November 12, 1998. On that day, the trading price for the Common Stock on The Nasdaq SmallCap Market rose from $2.125 to $31 per share, with more than 3 million shares trading. The plaintiffs allege that a press release issued by the Company on November 12, 1998, announcing the launch of its subsidiaries' DSLink Service for high speed Internet access, and an interview with AvTel Chief Executive Officer Anthony E. Papa concerning that service, as reported by Bloomberg News, were misleading and caused a fraud on the market for the Company's publicly-traded securities.

    This matter is still in the early stages of litigation. The plaintiffs filed a consolidated and amended complaint on March 15, 1999, and the Company is in the process of responding to that complaint. The plaintiffs have yet to state the amount of damages they seek.

    The Company contends that its statements were not misleading, and intends to defend vigorously this securities litigation. However, it is not possible to predict at this time the likely outcome of this action or the cost the Company will incur in defending the action.

    The Company is not aware of any proceedings against the Company contemplated by any governmental authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Since May 28, 1998, the Company's Common Stock has been traded on The Nasdaq SmallCap Market under the trading symbol "AVCO". Prior to its listing on The Nasdaq SmallCap Market, the Common Stock traded on the Electronic Bulletin Board. There is no established public trading market for the Company's Preferred Stock. The following table sets forth, for the indicated periods, high and low price information for the Company's Common Stock. High and low bid information is provided with respect to periods prior to May 28, 1998. High and low prices for periods after May 28, 1998, reflect high and low sales prices. Such information was provided by Nasdaq, various market makers and on-line quote reporting services. The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All prices have been adjusted to reflect the Reverse Stock Split.

YEAR ENDING DECEMBER 31, 1997                           HIGH                     LOW
First Quarter                                         $    3.50               $    2.00
Second Quarter                                        $   18.00               $    3.13
Third Quarter                                         $   19.00               $    9.75
Fourth Quarter                                        $   19.00               $    7.00


YEAR ENDING DECEMBER 31, 1998
First Quarter                                         $    8.63               $    4.94
Second Quarter                                        $   15.88               $    7.67
Third Quarter                                         $    8.00               $    1.75
Fourth Quarter                                        $   31.00               $    2.00

    The number of shareholders of record of the Company Common Stock as of March 17, 1999, was 396. At that date there were two record holders of the Company's Preferred Stock.

    The Company has not paid any cash dividends on its Common Stock to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. The terms of the Company's Series A Convertible Preferred Stock prevent the payment of any dividend on the Company's Common Stock unless (1) all cumulative dividends on the Series A Convertible Preferred Stock have been fully paid, and (2) the holders of at least 50% of the outstanding shares of the Series A Convertible Preferred Stock have approved such dividend. The terms of the Company's Series B Convertible Preferred Stock also prohibit payment of any dividends on the Common Stock prior to the holder of the Series B Stock receiving their dividends. In addition, the terms of the Company's secured credit agreement provide that the Company cannot declare a dividend on any of its ownership interests without the secured lender's approval.

    In July 1997, New Best Connections, Inc. ("Best"), a subsidiary of Matrix, issued options to purchase Matrix Common Stock to 41 individuals in recognition of their past services to Best, Matrix and related companies (and in satisfaction of certain obligations of Best to shareholders of Matrix who had contributed shares of Matrix stock to Best for this purpose). As a result of the Share Exchange, the shares of Matrix Common Stock subject to such options were converted into shares of the Company's Common Stock. The exercise price for such options was $1.50 per share. During the year ending December 31, 1998, (1) options were exercised for 107,250 shares, (2) options for 67,250 shares were cancelled in connection with the exercise of other options, and (3) options for 73,000 shares were forfeited or expired unexercised. At December 31, 1998, none of such options remained outstanding. No underwriters were used in connection with these option exercises and none of the shares issued upon exercise was issued publicly. The Company has relied on the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The optionees are believed by the Company to possess the requisite level of financial sophistication and experience in order to qualify for such exemptions. The Company made available to the recipients of such Common Stock all material information with respect to the Company.

    On November 19, 1998, the Company issued 650,000 shares of its Common Stock, which were not registered under the Securities Act, in connection with the acquisition of Remote Lojix/PCSI, Inc., a New York corporation ("RLI"). No underwriters were used in this transaction and none of such shares were issued publicly. The Company relied on the exemptions from registration provided by
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The persons receiving shares were the 20 shareholders of RLI. These persons are believed by the Company to possess the requisite level of financial sophistication and experience in order to qualify for such exemptions. The Company made available to the recipients of such Common Stock all material information with respect to the Company. Each such person signed a stock purchase agreement containing appropriate investment representations and covenants.

ITEM 6.  SELECTED FINANCIAL DATA

    For accounting purposes, the Share Exchange was treated as a reverse acquisition of AvTel by Matrix. Accordingly, the Company's results of operations reflect the operations of Matrix prior to December 1, 1997 and reflect the combined operations of AvTel and Matrix subsequent to December 1, 1997. The following selected operations data of the Company for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 and balance sheet data as of December 31, 1998, 1997, 1996, 1995 and 1994 have been derived from the Company's (or Matrix's) audited financial statements. These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

STATEMENT OF OPERATIONS DATA:

                                                               YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------
                                          1998            1997           1996           1995           1994
                                      -------------  --------------  -------------  -------------  -------------
Revenues............................  $  44,013,498  $   51,389,080  $  71,558,295  $  64,289,718  $  59,551,307
Operating income (loss).............     (7,423,753)    (10,757,960)     4,091,034      2,422,393        604,109
Net income (loss)...................     (7,127,318)    (10,191,720)     2,566,734     (2,440,493)       643,200
Net loss per common share
  --basic and diluted...............          (0.74)          (1.23)           N/A            N/A            N/A
Cash dividends per
  common share......................       --              --             --             --             --

------------------------

N/A--Not applicable

BALANCE SHEET DATA:

                                                                  AS OF DECEMBER 31,
                                       -------------------------------------------------------------------------
                                           1998           1997           1996           1995           1994
                                       -------------  -------------  -------------  -------------  -------------
Working capital (deficit)............  $  (3,022,959) $   5,570,657  $   6,066,620  $     206,071  $    (140,741)
Total Assets.........................     14,634,354     18,724,850     20,338,404     17,580,694     14,957,279
Long term borrowings.................      1,112,890       --             --             --             --
Stockholders' Equity.................      3,185,253      7,809,048      7,861,883      3,539,522      2,372,333

------------------------

Notes to Selected Financial Data

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

(2) Matrix's original stock issuance consisted of 100 common shares. Effective December 31, 1994, a 10 for 1 stock split was declared. Concurrent with the dissolution of MCL on June 30, 1995, Matrix's then outstanding 1,000 shares of common stock were canceled and 100,000 shares were distributed to the prior MCL partners in proportion to the ownership interest in MCL. Effective March 10, 1997, an 18 for 1 stock split was declared resulting in 3,484,260 shares being then outstanding. On December 1, 1997, the Company effected the Reverse Stock Split as part of the Reincorporation Merger, and then acquired Matrix through the issuance of 9,582,493 shares of Common Stock (including 1,999,997 shares held as treasury stock after the Share Exchange which have subsequently been cancelled). All share amounts have been restated to reflect the stock splits and share exchanges.

(3) In October 1995, Matrix issued 2,405,499 shares of its common stock valued at $3,607,682 in exchange for all of the outstanding common stock of DNS Communications, Inc., a Houston based long distance reseller. Subsequent to the acquisition, the operations of DNS generated substantial losses. DNS's customer churn rate and bad debts as well as projected cash flows were evaluated as of December 31, 1995, and it was determined that the remaining investment in the DNS acquired customer base totaling approximately $4,462,000 should be written off.

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

SHARE EXCHANGE

    As described above under "Business--Background--Acquisition of Matrix," on December 1, 1997, AvTel and Matrix completed the Share Exchange. For accounting purposes, the Share Exchange was treated as a reverse acquisition of AvTel by Matrix. AvTel was the legal acquirer and accordingly, the Share Exchange was effected by the issuance of AvTel Common Stock in exchange for all of the common stock then outstanding of Matrix. In addition, holders of Matrix outstanding stock options received non-qualified stock options of AvTel. The following discussion of results of operations reflects the operations of Matrix prior to December 1, 1997 and reflects the combined operations of AvTel and Matrix subsequent to December 1, 1997. Accordingly, references to the Company refer to operations of Matrix prior to the Share Exchange and the combined operations of Matrix and AvTel subsequent to the Share Exchange.

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

ACQUISITION OF NEW BEST CONNECTIONS, INC.

    Effective July 1, 1997, Matrix acquired New Best Connections, Inc., a Texas corporation ("Best"), an affiliate of Matrix through substantially similar common ownership, by means of a share-for-share exchange. Best's primary assets were cash of $211,000, ownership of shares of Matrix common stock, and Best's relationships with the field force of sales agents. The assets and liabilities of Best were recorded at their historical cost, which approximated the fair value of such assets as of July 1, 1997.

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

                             RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    REVENUES

    Revenues for the year ended December 31, 1998 decreased 14.4% or $7.4 million to $44.0 million from $51.4 million for the year ended December 31, 1997. The decrease in revenues resulted primarily from the reorganization and repositioning of the Company's Channel Markets Group ("CMG"). The focus of the Company is to be a provider of broadband network services integrating voice, data and internet solutions to mid-size corporations, small-office home-office professionals and select residential market segments. Historically, CMG has focused on selling retail long distance telephone service through telemarketing, direct mail, and distributors or agents. During the fourth quarter of 1998, CMG implemented a new strategy to sell Internet access and additional voice services exclusively through affinity groups, agents and distributors.

    The primary source of revenues of the Company during 1998 continued to be voice distribution channels. Factors similar in nature to those affecting all resellers of long distance have continued to effect a decline in revenues. Due to pricing pressures within the industry and the competitive reductions by the first tier carriers, the Company similarly continued to reduce retail pricing of long distance products to meet consumer expectations, terminated the direct marketing of casual calling products and discontinued the telemarketing of residential customers. Long distance revenue, excluding discontinued sales channels, decreased 9.5% while the associated minutes of usage decreased only 3.8% for the year ended December 31, 1998 compared to the year ended December 31, 1997. Long distance revenue from affiliated companies was $4.6 million and $3.6 million for the years ended December 31, 1998 and December 31, 1997, respectively.

    Decreases in revenues were additionally affected by a continued attrition and price reductions of a maturing customer. The effects of reduced revenue from discontinued sales channels is expected to be offset by increasing revenues from the Company's repositioning of CMG and the addition of new marketing organizations. The effects of competitive lower pricing as well as the decline of the customer base is expected to lessen dramatically as pricing decreases within the industry and reaches its floor, and the Company increases its focus on third party distributors, affinity groups and niche markets. Management additionally anticipates that the revenue decrease will stabilize as the continued integration of and revenue from the Business Markets Group ("BMG") targeting corporate data networking, voice and Internet service needs continues to expand and grow beyond the long distance portion.

    Decreases in revenues resulting from the Share Exchange of AvTel and Matrix effective December 1, 1997 were anticipated by the Company beginning in the first quarter of 1998. At that time, the management team chose to discontinue and reduce certain unprofitable distribution channels. Management continued throughout 1998 to reduce the Company's dependence on low margin, high churn segments and to focus its resources in the business markets with higher average billing and retention rates, niche ethnic consumer markets, small office-home office distributors and agents, and internet service providers. For the year ended December 31, 1998, revenues generated from discontinued sales channels decreased 43.4% or $8.2 million to $10.7 million from $18.9 million for the year ended December 31, 1997. Long distance revenue generated from agents increased 3.5% or $665,000 to $19.5 million for the year ended December 31, 1998 from $18.9 million for the year ended December 31, 1997.

    Data networking needs of the corporate customer and the Internet have continued to drive and change the telecom industry. The future focus of the Company continues to move toward incorporating voice and data networking solutions into the construction of corporate Intranets and Wide Area Networks which will decrease the Company's dependence on traditional long distance services of the residential consumer. The primary focus of the Company has been to move quickly and efficiently towards becoming a viable resource to the corporate world having few options in this new wave of technology. With the acquisition of RLI effective November 1, 1998, the Company recognized $1.0 million in technology systems integration and repair service revenues for the two months ended December 31, 1998.

    GROSS MARGIN

    Gross margin decreased $3.0 million to $12.2 million for the year ended December 31, 1998 from $15.2 million for the year ended December 31, 1997. As a percentage of revenues, gross margin decreased by 1.9 percentage points to 27.6% for the year ended December 31, 1998 from 29.5% for the year ended December 31, 1997. The decrease in gross margin as a percentage of revenues primarily resulted from an increase in bad debt expenses, which was partially offset by decreases of network cost from renegotiated contracts and leased facilities, all of which are included in cost of sales.

    Network cost as a percentage of revenues decreased by 1.3 percentage points to 65.2% for the year ended December 31, 1998 from 66.5% for year ended December 31, 1997. The primary factor that effected this decrease was significantly lower wholesale rates, which went into effect March and July of 1998, negotiated with the Company's major underlying carriers.

    Bad debt expense as a percentage of revenues increased by 2.6 percentage points to 6.2% for the year ended December 31, 1998 compared to 3.6% for the year ended December 31, 1997. The increased bad debt expense primarily resulted from decreased collection percentages from the Local Exchange Carriers ("LECs") in certain geographical regions, primarily the northeastern portion of the United States. This related principally to the Company's now discontinued casual calling business. The majority of the Company's revenues are billed by the LECs and the Company's bad debt expense was affected by the lower collection percentages of the LECs. Collection policies and aggressiveness in collection procedures among the LECs vary. A significant amount of casual calling was experienced in the northeastern portion of the United States in which the LECs' collection percentages were considerably lower, and the

Company's bad debt expense as a percentage of revenues increased. The majority of new products being sold by the Company have been designed as direct billed or electronic internet billed products, and the bad debt percentages experienced by the Company's internal collection staff are significantly lower than those of the LECs. For the fourth quarter of 1998, the Company experienced an average bad debt percentage of 3.8% on direct billed products and 9.1% on LEC billed products. Therefore, as the number of customers being billed by the LEC decreases, and the Company implements its policy of moving away from the LEC billing services, bad debt expense as a percentage of revenue is anticipated to decrease. As of December 31, 1998, 58% of the Company's revenue was direct billed compared to 23% as of December 31, 1997.

    SELLING, GENERAL, AND ADMINISTRATIVE COSTS

    Selling, general, and administrative costs increased $2.4 million to $18.5 million for the year ended December 31, 1998 from $16.1 million for the year ended December 31, 1997. As a percentage of revenues, selling, general, and administrative costs increased by 10.6 percentage points to 42.0% for the year ended December 31, 1998 from 31.4% for the year ended December 31, 1997.

    The primary reason for the increase to selling, general, and administrative costs was the expanded sales force and related expenses including general office expense, rent, utilities and travel expenditures. The remaining increase in cost was attributable to the purchase of RLI by the Company, effective November 1, 1998. As of December 31, 1998, the Company had three primary business locations, eight additional sales locations throughout the United States and 47 sales and marketing related employees compared to two primary business locations, two remote sales locations and 21 sales and marketing related employees as of December 31, 1997.

    The decrease in revenue as explained above resulted in a decrease in selling expenses of $1.6 million for the year ended December 31, 1998. Stock compensation expense for the year ended December 31, 1998 was $477,000 compared to $749,000 for the year ended December 31, 1997. The change was due primarily to two circumstances. First, during 1998, the Company caused certain options previously granted to accelerate (and to expire if not exercised before December 13, 1998). As a result, fewer of such options were exercised than contemplated in 1997, and the stock price used to calculate stock compensation expense for such options was considerably lower than in 1997. The resulting decrease in stock compensation expense was partially offset by additional expense recognized in connection with the early vesting of a restricted stock grant to a departing director. Certain non-employee agents were granted options for participation in the generation of new business for the Company. Accordingly, stock compensation was expensed under the requirements of SFAS No. 123.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased $427,000 to $1,107,000 for the year ended December 31, 1998 from $680,000 for the year ended December 31, 1997. The increase primarily resulted from amortization of the acquired customer base associated with the Share Exchange of AvTel and Matrix effective December 1, 1997. The customer base is amortized on a straight-line basis over five years. Similarly, the acquisition and consolidation of assets related to the Share Exchange resulted in some increases in depreciation expense. As a result of the acquisitions of DMI and RLI in the fourth quarter of 1998, the company recognized goodwill in the amount of $4.5 million. Goodwill is amortized on a straight-line basis over fifteen years. RLI comprised $4.4 million of goodwill. Goodwill was determined by the purchase price in excess of net liabilities assumed. RLI provides service and installation of local area networks. Their name and reputation in their existing geographical area is strong and facilitates RLI's entry into other geographical markets. The service provided is generally recurring and RLI's clientele is comprised of large, stable companies that are loyal to their product and level of service provided.

    INTEREST EXPENSE AND OTHER INCOME, NET

    Interest expense and other income net of other expenses decreased $195,000 to $95,000 for the year ended December 31, 1998 from $290,000 for the year ended December 31, 1997. Interest expense increased $74,000 to $86,000 for the year ended December 31, 1998 from $12,000 for the year ended December 31, 1997 due to interest on the Coast Business Credit line of credit and leased equipment acquired as the result of the Share Exchange of AvTel and Matrix. Other income decreased $121,000 to $181,000 for the year ended December 31, 1998 from $302,000 for the year ended December 31, 1997 primarily due to the decrease of interest earned from cash investments.

    INCOME TAXES

    The Company recognized a tax benefit of $202,000 for the year ended December 31, 1998 compared to $276,000 for the year ended December 31, 1997. The tax benefit in 1998 resulted from the loss from operations. As of December 31, 1998, the Company has net operating loss carryforwards for federal tax purposes of approximately $9.1 million which are available on a limited basis to offset future federal taxable income, if any, through 2018.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

    REVENUE

    Revenue for the year ended December 31, 1997, decreased 28.1% or $20.2 million to $51.4 million from $71.6 million for the year ended December 31, 1996. The decrease in revenue resulted primarily from decreases in sales from three significant sales channels, all of which were affiliated with the Company through substantially common ownership prior to the Share Exchange of AvTel and Matrix effective December 1, 1997. These sales channels were a distributor selling via telemarketing, a distributor focusing on the casual or dial-around customer, and a DNS distributor of long distance services. The relationship with the DNS distributor was terminated resulting from the sale of the DNS customer bases in June of 1996.

    The Company in 1997 chose to reduce its focus on the promotion of the dial-around customer due to the significant costs of direct mailing and bad debt associated with this product. Reduced sales from the telemarketing distributor resulted from the erosion of the retail pricing in the market for the residential consumer. Pricing continued to decline during 1997, and attrition from a maturing customer base resulted in losing customers on higher gross margin products. Attrition rates associated with long distance products are a normal industry occurrence; however, methods of calculation differ within the industry.

    The Company sought to reduce its risk from reliance on a small group of distributors, and refocused to obtain multiple revenue sources external to the Company. New distributors significantly contributed to the mix in 1997. 1997 sales from sources other than the Company's primary 1996 distributors increased more than 20%.

    GROSS MARGIN

    Gross margin decreased $8.7 million in 1997, to $15.2 million for the year ended December 31, 1997 from $23.9 million for the year ended December 31, 1996. As a percentage of net sales gross margin decreased 3.9 percentage points to 29.5% for the year ended December 31, 1997 from 33.4% for the year ended December 31, 1996. Two primary factors contributed to the decrease in gross margin in 1997.

    First, due to increasing competitive market demands, the Company was forced to continue decreasing its retail rates in 1997 to meet the competitive rate reductions; however, the underlying carrier costs to the Company did not change due to contractual commitments. Accordingly, cost of network as a percentage of revenue increased reflecting a lower gross margin in 1997 over 1996.

    Second, bad debt as a percentage of revenue increased approximately 2% in 1997, primarily resulting from increased bad debt associated with the casual or dial-around product. The majority of the Company's revenues were billed and collected from the Local Exchange Carriers ("LECs"), with which the Company has agreements. Collection policies and aggressiveness in collection procedures differ among the LECs. The Company experienced significant sales growth in a geographical location in which the LECs bad debt percentages were significantly higher than other LECs.

    SELLING, GENERAL, AND ADMINISTRATIVE COSTS

    The Company's selling, general, and administrative costs decreased $2.7 million in 1997 from 1996. As a percentage of revenue, such costs increased 5.1 percentage points to 31.4% for the year ended December 31, 1997 compared to 26.3% for the year ended December 31, 1996. This increase resulted primarily from the decrease in revenues causing the expense as a percentage of revenue to increase. Certain changes are more fully described below.

    Certain selling, general, and administrative costs related to the addition of AvTel operations to Matrix subsequent to the effective date of the Share Exchange, December 1, 1997, amounted to approximately $286,000, accounting for
 .56% of the increase as a percentage of revenues in 1997 over 1996. Selling costs related to direct mailing to the casual or dial-around customer (which were absorbed by the sales distributor in 1996) were approximately $605,000 in 1997, accounting for 1.18% of the increase as a percentage of revenues in 1997 over 1996. Salary expenses increased approximately $651,000 between the years, or 3.76% as a percentage of revenues in 1997 over 1996, resulting primarily from integration of AvTel employees subsequent to the Share Exchange and the addition of certain sales and marketing personnel in 1997.

    Billing and collection fees and distributor commissions decreased approximately $3.9 million, or 1.82% as a percentage of revenues. Most of the new products sold in 1997 were direct billed. As the percentage of direct billed customers increased, billing and collection fees have decreased. Similarly, as sales of certain products having a higher commission structure have declined, commission expense has also declined.

    Certain regulatory and professional services increased approximately $266,000, or 1.22% as a percentage of revenues in 1997 over 1996. Carrier fees specific to telecommunication providers upon reaching certain thresholds of customers were met in the last half of the year in 1996; therefore, increased fees in 1997 resulted from being charged the lower volume based fees for a full year. Professional fees increased in 1997 over 1996 for two primary reasons. First, due to increased market demands for information systems programmers, the Company was forced to secure external contractors. Second, certain telemarketing and verification costs associated with the sales process increased in 1997 primarily resulting from the sales distributor absorbing these costs in 1996. Other selling, general and administrative costs decreased approximately $213,000 in 1997. As a percentage of revenue, these costs increased .81% in 1997 over 1996 due to decreasing revenues.

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

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 1998 and 1997, the Company reported net losses of $7,127,318 and $10,191,720, respectively. In addition, as of December 31, 1998, the Company had a working capital deficit of $3,022,959, and for the year ended December 31, 1998, net cash used in operations totaled $5,978,797.

    As a result, as of December 31, 1998, unless the Company effects substantial changes in its operating methods, the Company does not have sufficient resources to meet its anticipated operating requirements during 1999 without obtaining additional financing. The Company is actively pursuing an equity line of credit through discussion with potential investors. If the Company is unable to obtain financing in a timely manner and on acceptable terms, management is developing and intends to implement a plan that would allow the Company to continue to operate through 1999. This plan would include significantly reducing the Company's workforce, eliminating advertising expenditures, reducing professional services and reducing or eliminating other discretionary expenditures.

    On October 2, 1998, the Company entered into a secured credit facility with Coast Business Credit. This credit facility consists of a line of credit of up to $7.5 million. Under the line of credit, the Company may borrow up to 75% of eligible receivables (as defined). In addition, the line of credit may be utilized in connection with certain acquisitions and equipment purchases as well as to provide a facility for issuing letters of credit. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% (9.75% at December 31, 1998). As of December 31, 1998, borrowing outstanding under the credit facility amounted to $1,113,000 with approximately $1,634,000 available for future borrowings. Borrowings under the credit facility are secured by substantially all of the assets of the Company. The credit facility expires on October 31, 2000.

    Subsequent to the end of the year, the Company sold $1,500,000 of its Series B Convertible Preferred Stock in a private placement. The Company is also actively pursuing a private equity line of credit arrangement with potential investors which may enable the Company to raise additional capital through subsequent sales of its Common Stock. See "Business--Recent Developments."

    The primary sources of operating cash flow for the Company are (1) revenues derived from the sale of information technology and telecommunications services to individuals and business, and (2) its secured credit facility. Minor sources of revenues are received for the provision of back office support to affiliated and non-affiliated companies and for earnings from investment income. The primary uses of cash are payments to underlying network vendors for provisioning telecommunications facilities, to sales distributors for soliciting long distance sales, and to the major LECs for billing and collecting directly from the end user. Net cash used in operations totaled $6.0 million for the year ended December 31, 1998, and net cash provided by operations was $1.7 million for the year ended December 31, 1997, and $1.0 million for the year ended December 31, 1996.

    As of December 31, 1998, the Company had a working capital deficit of $3.0 million. The Company's accounts receivable decreased to $4.8 million at December 31, 1998 from $7.0 million at December 31, 1997. The decrease was primarily due to a corresponding decrease in sales described elsewhere in this discussion. Current liabilities increased to $10.2 million as of December 31, 1998 from $9.8 million as of December 31, 1997. The increase in current liabilities is due to the additional liabilities acquired with the purchase of RLI, offset by the decrease in accrued liabilities due to a corresponding decrease in sales. Sales and excise taxes included in current liabilities increased to $1.4 million for the year ended December 31, 1998 from $736,000 for the year ended December 31, 1997, as a result of the tax liabilities assumed with the purchase of RLI. Due to affiliates decreased to $324,000 for the year ended December 31, 1998 from $2.7 million for the year ended December 31, 1997. In 1998, Pacific Gateway Exchange ("PGE") was no longer affiliated with the Company. As of December 31, 1997, $2.3 million was included in due to affiliates associated with PGE.

    Prior to the Share Exchange, the Company loaned $2.0 million to an affiliated company, Core Marketing, LLC, during 1997. Of such amount, $201,000 was repaid prior to December 31, 1997, and the remainder was repaid in 1998.

    The Company has been able to finance its capital expenditures, which have consisted primarily of property and equipment, from funds generated from operations and, commencing in the last quarter of 1998, with the proceeds of its secured credit facility. An important component of the Company's past growth has been to develop its business through acquisitions, including the Share Exchange and the acquisitions of RLI and DMI. The Company intends to continue this strategy. In appropriate circumstances, the Company may utilize its capital stock for acquisitions in addition to debt and equity financing.

YEAR 2000 COMPLIANCE

    The Year 2000 issue concerns the inability of computer systems and certain other equipment to properly recognize and process data that uses two digits rather than four to designate particular years. The Company has initiated a Year 2000 Project Plan ("the Plan") to assess whether its systems that process date sensitive information will perform satisfactorily leading up to and beyond January 1, 2000. The goal of the Plan is to correct, prior to January 1, 2000, any Year 2000-related problem with critical systems, the failure of which could have a material adverse effect on the Company's operations. The Plan includes steps to (1) identify each critical system element that requires date code remediation, (2) establish a plan to remediate such systems, (3) implement all required remediations and (4) selectively test the remediated systems.

    Thus far, the identification phase has identified Year 2000 issues in the following critical Company-owned and leased systems: rating and billing systems used by the Company to process and prepare billing data for its customer base. In addition, the Company receives critical services from providers of utilities and other services to facilities that house employees and equipment. The Company is also critically reliant upon the systems of other telecommunications providers on which the Company depends to deliver services and invoices to its customers. The identification and planning phases of the Plan are materially complete as they relate to Company-owned systems. As they relate to third party vendors and other telecommunications carriers, the identification and planning phases are on-going and are expected to be materially complete during second quarter 1999.

    Based on work completed under the Plan to date, the Company currently intends to take the following additional steps under its Plan with respect to Company-owned systems, third-party vendors and other telecommunications carriers:

    - The Company generally plans to remediate Company-owned rating, billing and collection systems through the revision or replacement of current system components. Necessary changes to Company-owned systems are in process and are expected to be completed by third quarter 1999. The selective testing and verification of such changes are expected to be completed in the third quarter of 1999. Due to the large number of system components requiring remediation, the Company does not intend to test every remediated system but will rely upon the results of testing of the critical components of such systems to determine the effectiveness of remediation efforts. Components not tested are not considered critical to the Company's business.

    - With respect to critical services provided by utilities and other third parties, the Company is in the process of contacting all such suppliers. Thus far, a majority of those suppliers who have responded have indicated that their systems and service delivery mechanisms are Year 2000 compliant or can be made so through currently available modifications. The Company plans to continue monitoring all third-party remediation efforts and to develop contingency plans for the delivery of such services as necessary.

    - The Year 2000 compliance status of other telecommunications providers with which the Company's systems interact is not yet known. The Company is making inquiries of these providers to determine their compliance status and expects to obtain the results of compliance tests during second quarter 1999, although there can be no assurance that providers will supply this information.

    While the Company currently believes that it will be able to remediate and selectively test Company-owned systems in time to minimize any detrimental effect on its operations, there can be no assurance that such steps will be successful. Failure by the Company to timely and effectively remediate its systems, or the failure of critical vendors and suppliers and other telecommunications carriers to remediate affected systems, could have a material adverse impact on the Company's business, financial condition, results of operations and prospects. Because the impact of Year 2000 issues on the Company is materially dependent on the mitigation efforts of parties outside the Company's control, the Company cannot assess with certainty the magnitude of any such potential adverse impact. However, based upon risk assessment work conducted thus far, the Company believes that the worst case scenario of the failure by the Company, its suppliers or other telecommunications carriers with which the Company interacts to resolve Year 2000 issues would be an inability by the Company to timely and accurately process service requests and to timely and accurately bill its customers. In addition to lost earnings, these failures could also result in loss of customers due to service interruptions and billing errors, substantial claims by customers and increased expenses associated with stabilizing operations and executing mitigation plans.

    Contingency planning to maintain and restore service in the event of natural disasters, power failures and systems-related problems is a routine part of the Company's operations. The Company believes that such contingency plans will assist the Company in responding to the failure by outside service providers to successfully address Year 2000 issues. In addition, the Company is currently identifying and considering various Year 2000-specific contingency plans, including identification of alternate vendors and service providers and manual alternatives to system operations. These Year 2000-specific contingency plans are expected to be materially completed during the second quarter of 1999, but their review and development will continue throughout 1999.

    Although the total costs to implement the Plan cannot be precisely estimated, the Company incurred minimal costs during 1998 (none of which was related to hardware costs) and anticipates spending an aggregate of approximately $750,000 during 1999 (which includes $250,000 of hardware costs). These costs will be expensed as incurred, unless new systems or equipment are purchased that should be capitalized in accordance with generally accepted accounting principles. Some of the costs represent ongoing investment in systems upgrades, the timing of which is being accelerated in order to facilitate Year 2000 compliance. In some instances, such upgrades will position the Company to provide more and better-quality services to its customers than they currently receive. The Company expects to fund these costs with a combination of financing provided by the hardware vendor, cash provided by operations, and other debt or equity financing. Cost estimates and statements of the Company's plans discussed above are forward-looking statements that are derived using numerous assumptions of future events, many of which are outside the Company's control, including the availability and future cost of trained personnel and various other resources, third party modification plans, the absence of systems requiring remediation that have not yet been discovered, and other factors.

                                   INFLATION

    The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

                   RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

    On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Comprehensive income (loss) for the years ended December 31, 1998, 1997 and 1996 is equal to net income (loss) reported for such periods.

    In 1998, the Company adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. See Note 11 of the Notes To Consolidated Financial Statements for segment disclosures.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management does not anticipate that this statement will have a material impact on the Company's consolidated financial statements.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is not exposed to material future earnings or cash flow fluctuations, from changes in interest rates on its long-term debt at December 31, 1998. A hypothetical increase of 97 basis points in interest rate (ten percent of the Company's overall borrowing rate) would not result in a material fluctuation in future earnings or cash flow. The Company had not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and is currently not evaluating the future use of such financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the captions "Stock Ownership" and "Principal Shareholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the captions "Certain Relationships and Transactions."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The index to the financial statements and financial statement schedules filed as part of this report is set forth immediately following the signature page.

    (b) The Company did not file any Current Reports on Form 8-K during the quarter ending December 31, 1998.

    (c) The index to the exhibits filed as part of this report is set forth immediately following the financial statements.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                AVTEL COMMUNICATIONS, INC.

Dated: April 14, 1999           By              /s/ ANTHONY E. PAPA
                                     -----------------------------------------
                                                  Anthony E. Papa,
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th day of April, 1999.

                                AVTEL COMMUNICATIONS, INC.

                                By   /s/ ANTHONY E. PAPA
                                     -----------------------------------------
                                     Anthony E. Papa,
                                         CHAIRMAN OF THE BOARD AND
                                         CHIEF EXECUTIVE OFFICER
                                         (PRINCIPAL EXECUTIVE OFFICER)

                                By   /s/ JAMES P. PISANI
                                     -----------------------------------------
                                     James P. Pisani,
                                         PRESIDENT, CHIEF OPERATING OFFICER AND
                                         CHIEF FINANCIAL OFFICER
                                         (PRINCIPAL FINANCIAL OFFICER AND
                                         PRINCIPAL ACCOUNTING OFFICER)

                                By   /s/ JOHN E. ALLEN
                                     -----------------------------------------
                                     John E. Allen
                                         DIRECTOR

                                By   /s/ JEFFREY J. JENSEN
                                     -----------------------------------------
                                     Jeffrey J. Jensen
                                         DIRECTOR

                                By
                                     -----------------------------------------
                                     Anthony D. Martin
                                         DIRECTOR

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Independent Auditors' Report...............................................................................        F-2

Consolidated Balance Sheets, December 31, 1998 and 1997....................................................        F-3

Consolidated Statements of Operations, Years ended December 31, 1998, 1997 and 1996........................        F-4

Consolidated Statements of Stockholders' Equity, Years ended December 31, 1998, 1997
  and 1996.................................................................................................        F-5

Consolidated Statements of Cash Flows, Years ended December 31, 1998, 1997 and 1996........................        F-6

Notes to Consolidated Financial Statements.................................................................        F-7

Schedule II--Valuation and Qualifying Accounts, Years ended December 31, 1998, 1997,
  and 1996.................................................................................................       F-26

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
AvTel Communications, Inc.:

    We have audited the accompanying consolidated balance sheets of AvTel Communications, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AvTel Communications, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Dallas, Texas
April 14, 1999

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                                         1998           1997
                                                                                     -------------  -------------
                                      ASSETS
Current assets:
  Cash and cash equivalents........................................................  $     911,179      4,807,441
  Accounts receivable, net.........................................................      4,804,532      6,961,953
  Due from affiliates..............................................................        501,858      2,127,771
  Federal and state income tax receivable..........................................             --        598,970
  Other current assets.............................................................        921,435        861,950
                                                                                     -------------  -------------
    Total current assets...........................................................      7,139,004     15,358,085
Property and equipment, net........................................................      1,684,707      1,791,682
Goodwill, net......................................................................      4,463,747             --
Other assets, net..................................................................      1,346,896      1,575,083
                                                                                     -------------  -------------
    Total assets...................................................................  $  14,634,354     18,724,850
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued expenses......................................  $   2,643,761      1,546,762
  Accrued network service costs....................................................      4,217,206      4,319,198
  Sales and excise taxes payable...................................................      1,433,483        736,012
  Unearned revenue.................................................................        954,101             --
  Due to affiliates................................................................        324,020      2,719,417
  Other current liabilities........................................................        589,392        466,039
                                                                                     -------------  -------------
    Total current liabilities......................................................     10,161,963      9,787,428
Deferred income taxes..............................................................             --        498,712
Long term borrowings...............................................................      1,112,890             --
Other liabilities..................................................................          5,381         50,782
Common stock subject to put option (note 4)........................................        168,867        578,880
                                                                                     -------------  -------------
    Total liabilities..............................................................     11,449,101     10,915,802
                                                                                     -------------  -------------
Stockholders' equity:
  Preferred stock, authorized 750,000 shares, $0.01 par value......................             --             --
  Series A convertible preferred stock, authorized 250,000 shares, $0.01 par value, cumulative as to 8% dividends, 147,700 and 207,700 shares issued and outstanding at December 31, 1998 and 1997 respectively. (Liquidation preference
    of $704,032 December 31, 1998 including dividends in arrears.).................          1,477          2,077
  Common stock, Authorized 20,000,000 shares, $0.01 par value; issued 10,409,473 and 11,437,056 shares at December 31, 1998 and 1997 respectively, including
    112,578 and 385,920 shares subject to put options on December 31, 1998 and 1997
    respectively...................................................................        102,969        110,511
  Additional paid in capital.......................................................     19,630,404     17,138,739
  Accumulated deficit..............................................................    (16,549,597)    (9,422,279)
  Treasury stock, none at December 31, 1998 and 1,999,997 common shares at December
    31, 1997.......................................................................             --        (20,000)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................      3,185,253      7,809,048
                                                                                     -------------  -------------
Commitments and contingencies
    Total liabilities and stockholders' equity.....................................  $  14,634,354     18,724,850
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                         1998            1997           1996
                                                                     -------------  --------------  -------------
Revenues (note 6)..................................................  $  44,013,498      51,389,080     71,558,295
Cost of revenues (note 6)..........................................     31,849,354      36,227,507     47,674,396
                                                                     -------------  --------------  -------------
    Gross margin...................................................     12,164,144      15,161,573     23,883,899
                                                                     -------------  --------------  -------------
Operating expenses:
  Selling, general and administrative (note 6).....................     18,480,576      16,141,132     18,798,925
  Acquisition related write off (note 2)...........................             --       9,098,545             --
  Depreciation and amortization....................................      1,107,321         679,856        993,940
                                                                     -------------  --------------  -------------
                                                                        19,587,897      25,919,533     19,792,865
                                                                     -------------  --------------  -------------
    Operating income (loss)........................................     (7,423,753)    (10,757,960)     4,091,034

Interest expense (note 6)..........................................        (86,251)        (11,692)      (230,922)
Other income, net..................................................        181,107         301,580        393,498
                                                                     -------------  --------------  -------------
    Income (loss) before income tax expense........................     (7,328,897)    (10,468,072)     4,253,610
                                                                     -------------  --------------  -------------
Income tax expense (benefit).......................................       (201,579)       (276,352)     1,686,876
                                                                     -------------  --------------  -------------
                                                                     -------------  --------------  -------------
    Net income (loss)..............................................  $  (7,127,318)    (10,191,720)     2,566,734
                                                                     -------------  --------------  -------------
                                                                     -------------  --------------  -------------
Net loss per common share--basic and diluted (note 8)..............  $       (0.74)          (1.23)
                                                                     -------------  --------------
                                                                     -------------  --------------
Weighted average number of common shares...........................      9,633,474       8,267,296
                                                                     -------------  --------------
                                                                     -------------  --------------

          See accompanying notes to consolidated financial statements.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                            PREFERRED STOCK              COMMON STOCK
                                          --------------------   ----------------------------
                                           SHARES      AMOUNT       SHARES         AMOUNT
                                          ---------   --------   ------------   -------------
Balances at December 31, 1995...........         --        --       6,872,883       5,336,815
  Purchase of common stock..............         --        --              --              --
  Issuance of common stock..............         --        --       1,463,771       2,195,211
  Net income............................         --        --              --              --
                                          ---------   --------   ------------   -------------
Balances at December 31, 1996...........         --        --       8,336,654       7,532,026
  Acquisition of Best (note 2)..........         --        --         934,987       3,361,208
  Share for share exchange between AvTel
    and Matrix (note 2):
    Reverse acquisition of AvTel........    207,700     2,077       1,839,563          18,396
    Reflect new capitalization of
      Company...........................         --        --        (171,548)    (10,802,234)
  Issuance of common stock for exercise
    of options..........................         --        --          15,000             150
  Expired put options (note 4)..........         --        --          96,480             965
  Stock compensation earned (note 7)....         --        --              --              --
  Net loss..............................         --        --              --              --
                                          ---------   --------   ------------   -------------
Balances at December 31, 1997...........    207,700   $ 2,077      11,051,136   $     110,511
  Conversion of preferred stock (note
    4)..................................    (60,000)     (600)         60,000             600
  Issuance of common stock for exercise
    of options and restricted common
    stock...............................         --        --         473,326           4,733
  Issuance of common stock for
    acquisitions (note 2)...............         --        --         680,000           6,800
  Expired put options (note 4)..........         --        --          48,187             482
  Exercised put options (note 6)........         --        --         185,847           1,859
  Purchase of officer notes receivable
    (note 6)............................         --        --              --              --
  Stock compensation earned (note 7)....         --        --              --              --
  Retirement of treasury stock..........         --        --      (2,201,601)        (22,016)
  Net loss..............................         --        --              --              --
                                          ---------   --------   ------------   -------------
Balances at December 31, 1998...........    147,700   $ 1,477      10,296,895   $     102,969
                                          ---------   --------   ------------   -------------
                                          ---------   --------   ------------   -------------

                                                        RETAINED
                                          ADDITIONAL    EARNINGS         TREASURY STOCK
                                           PAID IN    (ACCUMULATED   -----------------------
                                           CAPITAL      DEFICIT)       SHARES      AMOUNT        TOTAL
                                          ----------  ------------   ----------  -----------  -----------
Balances at December 31, 1995...........         --    (1,797,293)           --           --    3,539,522
  Purchase of common stock..............         --            --      (171,548)    (439,584)    (439,584)
  Issuance of common stock..............         --            --            --           --    2,195,211
  Net income............................         --     2,566,734            --           --    2,566,734
                                          ----------  ------------   ----------  -----------  -----------
Balances at December 31, 1996...........         --       769,441      (171,548)    (439,584)   7,861,883
  Acquisition of Best (note 2)..........         --            --    (1,999,997)  (3,317,940)      43,268
  Share for share exchange between AvTel
    and Matrix (note 2):
    Reverse acquisition of AvTel........  9,129,040            --            --           --    9,149,513
    Reflect new capitalization of
      Company...........................  7,064,710            --       171,548    3,737,524           --
  Issuance of common stock for exercise
    of options..........................     52,350            --            --           --       52,500
  Expired put options (note 4)..........    143,755            --            --           --      144,720
  Stock compensation earned (note 7)....    748,884            --            --           --      748,884
  Net loss..............................         --   (10,191,720)           --           --  (10,191,720)
                                          ----------  ------------   ----------  -----------  -----------
Balances at December 31, 1997...........  17,138,739   (9,422,279)   (1,999,997) $   (20,000)   7,809,048
  Conversion of preferred stock (note
    4)..................................         --            --            --           --           --
  Issuance of common stock for exercise
    of options and restricted common
    stock...............................    512,879            --            --           --      517,612
  Issuance of common stock for
    acquisitions (note 2)...............  1,526,950            --            --           --    1,533,750
  Expired put options (note 4)..........     36,770            --            --           --       37,252
  Exercised put options (note 6)........    372,918            --      (201,604)      (2,016)     372,761
  Purchase of officer notes receivable
    (note 6)............................   (435,000 )          --            --           --     (435,000)
  Stock compensation earned (note 7)....    477,148            --            --           --      477,148
  Retirement of treasury stock..........         --            --     2,201,601       22,016           --
  Net loss..............................         --    (7,127,318)           --           --   (7,127,318)
                                          ----------  ------------   ----------  -----------  -----------
Balances at December 31, 1998...........  19,630,404  (16,549,597)           --  $        --    3,185,253
                                          ----------  ------------   ----------  -----------  -----------
                                          ----------  ------------   ----------  -----------  -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                             1998          1997         1996
                                                                                          -----------  ------------  -----------
Cash flows from operating activities:
  Net income (loss).....................................................................  $(7,127,318) $(10,191,720)   2,566,734
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization.......................................................    1,107,321       679,856      993,940
    Amortization of advanced commissions................................................      220,928     1,355,492      618,791
    Acquisition related write off.......................................................           --     9,098,545           --
    Gain on disposition of assets.......................................................      (83,139)           --           --
    Provision for bad debts.............................................................    2,727,803     1,829,770    1,461,471
    Deferred income taxes...............................................................     (498,712)      (80,377)    (321,678)
    Stock compensation earned...........................................................      477,148       748,884           --
    Equity in income of DNS.............................................................           --            --     (122,327)
    Changes in certain operating assets and liabilities:
      Accounts receivable...............................................................      374,477     1,969,332   (1,971,970)
      Due from affiliates...............................................................     (106,071)     (915,357)     345,336
      Federal and state income tax receivable...........................................      583,906      (598,970)          --
      Other current assets..............................................................     (224,820)    1,787,672     (393,781)
      Accounts payable and accrued liabilities..........................................   (1,034,923)   (2,876,789)  (1,397,160)
      Due to affiliates.................................................................   (2,395,397)   (1,138,568)    (742,663)
                                                                                          -----------  ------------  -----------
        Net cash provided by (used in) operating activities.............................   (5,978,797)    1,667,770    1,036,693
                                                                                          -----------  ------------  -----------
Cash flows from investing activities:
  Cash received (paid) in acquisitions (note 2).........................................     (474,082)      477,643           --
  Loans to affiliate....................................................................           --    (2,000,000)          --
  Payments received on loans to affiliates..............................................    1,798,889       201,111           --
  Purchase of property and equipment....................................................     (473,089)     (212,421)    (701,718)
  Repayments from DNS, net..............................................................           --            --    1,577,432
  Proceeds from sale of property and equipment..........................................       94,370         2,749      (14,482)
                                                                                          -----------  ------------  -----------
        Net cash provided by (used in) investing activities.............................      946,088    (1,530,918)     861,232
                                                                                          -----------  ------------  -----------
Cash flows from financing activities:
  Principal payments on capital leases..................................................      (59,055)       (4,306)          --
  Issuance of common stock for exercise of options......................................      517,612        52,500           --
  Borrowings on line of credit..........................................................    9,753,467            --           --
  Amounts paid on line of credit........................................................   (8,640,577)           --           --
  Purchase of officer notes receivable..................................................     (435,000)           --           --
  Purchase of common stock for treasury.................................................           --            --     (439,583)
                                                                                          -----------  ------------  -----------
        Net cash provided by (used in) financing activities.............................    1,136,447        48,194     (439,583)
                                                                                          -----------  ------------  -----------
Net increase (decrease) in cash and cash equivalents....................................   (3,896,262)      185,046    1,458,342
Cash and cash equivalents at beginning of year..........................................    4,807,441     4,622,395    3,164,053
                                                                                          -----------  ------------  -----------
Cash and cash equivalents at end of year................................................  $   911,179  $  4,807,441    4,622,395
                                                                                          -----------  ------------  -----------
                                                                                          -----------  ------------  -----------
Cash paid (received) during the year for:
  Interest..............................................................................  $    86,121        11,594      212,404
                                                                                          -----------  ------------  -----------
                                                                                          -----------  ------------  -----------
  Income taxes, net of refunds..........................................................  $  (487,007)      925,161    1,482,103
Noncash financing activities:
  Common stock issued for advanced commissions..........................................  $        --            --    2,195,211
                                                                                          -----------  ------------  -----------
                                                                                          -----------  ------------  -----------
  Common stock issued for receivable from major shareholder.............................  $        --            --      723,600
                                                                                          -----------  ------------  -----------
                                                                                          -----------  ------------  -----------
  Common stock issued for Best acquisition..............................................  $        --     3,361,208           --
                                                                                          -----------  ------------  -----------
                                                                                          -----------  ------------  -----------
  Treasury stock acquired with Best acquisition.........................................  $        --    (3,317,940)          --
                                                                                          -----------  ------------  -----------
                                                                                          -----------  ------------  -----------
  Common and preferred stock issued in AvTel reverse acquisition........................  $        --     9,149,513           --
                                                                                          -----------  ------------  -----------
                                                                                          -----------  ------------  -----------
  Common stock issued for DMI acquisition...............................................  $    30,000            --           --
                                                                                          -----------  ------------  -----------
                                                                                          -----------  ------------  -----------
  Common stock issued for RLI acquisition...............................................  $   650,000            --           --
                                                                                          -----------  ------------  -----------
                                                                                          -----------  ------------  -----------

          See accompanying notes to consolidated financial statements.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997, AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) BUSINESS AND BACKGROUND

    On December 1, 1997, AvTel Communications, Inc. ("AvTel") and Matrix Telecom, Inc. ("Matrix") completed a share for share exchange pursuant to a stock exchange agreement dated April 29, 1997 as subsequently amended ("Share Exchange"). For accounting purposes, the Share Exchange was treated as a reverse acquisition of AvTel by Matrix. AvTel was the legal acquirer and accordingly, the Share Exchange was effected by the issuance by AvTel of 9,582,493 shares of common stock in exchange for all of the common stock then outstanding of Matrix. In addition, holders of outstanding Matrix stock options received 22,338 non-qualified stock options of AvTel. The purchase method of accounting was used, with Matrix being treated as the acquirer for accounting purposes. The results of operations reported in the accompanying consolidated financial statements reflect the operations of Matrix prior to December 1, 1997 and the combined operations of AvTel and Matrix subsequent to December 1, 1997. References to the "Company" refer to operations of Matrix prior to the Share Exchange and the combined operations of Matrix and AvTel subsequent to the Share Exchange. As a result of the Share Exchange, Matrix became a wholly owned subsidiary of AvTel. (See note 2).

    The Share Exchange provided that each Matrix shareholder would receive
2.4819 AvTel common shares for each common share of Matrix then issued including treasury shares held by Matrix. For periods prior to the December 1, 1997 Share Exchange, all share amounts have been restated to reflect the Share Exchange as a 2.4819 for one stock split. In addition, on March 10, 1997 Matrix declared an 18 for one stock split. All share amounts have also been restated to reflect this stock split.

    AvTel was formed to be a provider of broadband network services integrating voice, data and Internet solutions for individuals and corporate customers. The Company sells and markets a broad range of telecommunications and advanced network services through independent value added resellers, third party marketing organizations and internal direct sales professionals. The Company targets mid-size corporations, small-office home-office professionals and select residential market segments through two primary business units, its Business Markets Group ("BMG") and Channel Markets Group ("CMG").

    BMG targets mid-size corporate customers for their broadband data, voice and Internet networking needs. Following this sales strategy, the Company's objective is to become the underlying telecommunications carrier for the transport of data, voice and Internet traffic. Through a value-added sales process, the Company designs, provisions and manages its customers' networks. The Company will provide a host of additional value-added services assisting its customers to create enhanced intranet and extranet applications. Additionally, BMG markets to its customer base a variety of traditional communications products and services such as long distance telephone service, executive calling cards and video/audio conferencing.

    CMG targets and markets to distribution companies, agents, resellers and affinity groups that maintain access to large groups of individuals and small businesses through affinity relationships and niche marketing strategies. CMG provides Internet access, long distance telephone and other services to customers in 49 states. The Company is fully certified or registered in all states where required and operates under Section 214 authority from the Federal Communications Commission ("FCC"). The Company, through a wholly owned subsidiary, has a national-deployed Carrier Identification Code ("CIC"). The Company maintains its own convergent billing platform, rating system and monitoring center.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (B) LIQUIDITY

    The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 1998 and 1997, the Company reported net losses of $7,127,318 and $10,191,720, respectively. In addition, as of December 31, 1998, the Company had a working capital deficit of $3,022,959, and for the year ended December 31, 1998, net cash used in operations totaled $5,978,797.

    As a result, as of December 31, 1998, unless the Company effects substantial changes in its operating methods, the Company does not have sufficient resources to meet its anticipated operating requirements during 1999 without obtaining additional financing. The Company is actively pursuing an equity line of credit through discussion with potential investors. If the Company is unable to obtain financing in a timely manner and on acceptable terms, management is developing and intends to implement a plan that would allow the Company to continue to operate through 1999. This plan would include significantly reducing the Company's workforce, eliminating advertising expenditures, reducing professional services and reducing or eliminating other discretionary expenditures.

    (C) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    (D) CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Company considers all demand deposits, time deposits, and other highly liquid investments with a remaining maturity at date of purchase of less than ninety days to be cash equivalents.

    (E) COMMISSIONS

    Commissions to sales agents are paid and expensed based on a percentage of billings as incurred.

    Commissions paid in advance of $221,000 as of December 31, 1997, included in other current assets, were expensed over a period of eighteen months based on estimated billings of the customers for which the commissions were paid. The above advances were fully expensed during 1998 and no additional advance commission payments were made.

    (F) REVENUE RECOGNITION

    Long distance, frame relay, Internet, systems integration and repair service revenues are recognized as service is provided. Amounts paid in advance are recorded as unearned revenue and recognized as services are provided.

    (G) PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Maintenance and repairs are charged against income as incurred, while renewals and major replacements are capitalized. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts, and any resulting gain or loss is

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reflected in operations. The Company provides depreciation on fixed assets using the straight-line method over the estimated useful lives of the respective assets.

    (H) GOODWILL

    Goodwill of $4.5 million, which is net of amortization of $19,000 as of December 31, 1998, represents the excess of purchase price over fair value of net assets acquired in the DMI and RLI acquisitions and is amortized on a straight-line basis over fifteen years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on expected undiscounted future operating cash flows expected to be generated by the acquired business. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

    (I) INCOME TAXES

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

    (J) USE OF ESTIMATES

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

    (K) CONCENTRATIONS OF CREDIT RISK

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

    (L) ACCOUNTS RECEIVABLE

    Accounts receivable are net of allowances for doubtful accounts and other provisions of $935,000 and $982,000 as of December 31, 1998 and 1997, respectively. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of subscribers, historical trends and other information.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (M) FINANCIAL INSTRUMENTS

    The Company's financial instruments include cash, receivables, payables, and accrued expenses. The carrying amount of such financial instruments approximates fair value because of the short maturity of these instruments.

    (N) ACQUIRED CUSTOMER BASE

    Acquired customer base of $1,240,000, which is net of accumulated amortization of $343,000 at December 31, 1998, included in other assets, is being amortized on a straight-line basis over five years. The Company assesses the recoverability of this intangible asset by determining whether the acquired customer base balance can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is measured based on projected discounted cash flows. The assessment of the recoverability of the acquired customer base will be impacted if estimated future operating cash flows are not achieved.

    (O) IMPAIRMENT OF LONG-LIVED ASSETS

    In January, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the net asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    (P) COMPREHENSIVE INCOME

    In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income includes net income and other comprehensive income, which is generally composed of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. The statement requires additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Comprehensive income (loss) for the years ended December 31, 1998, 1997 and 1996 is equal to net income (loss) reported for such periods.

    (Q) SEGMENT REPORTING

    In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. (See Note
11).

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (R) RECLASSIFICATIONS

    Certain reclassifications have been made to prior period amounts in order to conform to current year presentation.

(2) ACQUISITIONS

    MATRIX TELECOM, INC.-- On December 1, 1997, AvTel and Matrix completed the Share Exchange. For accounting purposes the Share Exchange was treated as a reverse acquisition of AvTel by Matrix. AvTel was the legal acquirer and, accordingly, the Share Exchange was effected by the issuance of AvTel common stock in exchange for all of the common stock then outstanding of Matrix. In addition, holders of outstanding Matrix stock options received non-qualified stock options of the Company. Immediately after the Share Exchange the former shareholders of Matrix held approximately 84% of the then outstanding common stock of the Company.

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

    In connection with the completion of the Share Exchange, the Company entered into a Registration Rights and Lockup Agreement dated December 1, 1997 (the "Registration Rights and Lockup Agreement"). The Registration Rights and Lockup Agreement requires that the Company use its best efforts to file a shelf registration statement providing for the sale by certain stockholders of all securities issued to them in connection with the Exchange Agreement, subject to a two-year holding restriction imposed on such stockholders. Under the Registration Rights and Lockup Agreement, the Company is obliged to use its reasonable efforts to keep the shelf registration statement effective on a continuous basis for a period described in the Registration Rights and Lockup Agreement. Such stockholders may also require the Company to undertake up to two additional demand registrations of their securities if the shelf registration is not in place. As of April 14, 1999, this registration obligation related to 6,457,123 shares held by 14 stockholders.

    BEST CONNECTIONS, INC. ("BEST")-- Effective July 1, 1997, shareholders of Best, an affiliate of Matrix through substantially common ownership, contributed their ownership of Best to Matrix in exchange for

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(2) ACQUISITIONS (CONTINUED)
934,987 shares of Matrix common stock. Best's primary assets were 1,999,997 shares of Matrix common stock and cash of $211,000. The assets and liabilities of Best were recorded at their historical cost which approximated the fair value of such assets as of July 1, 1997. As a result of the combination, Matrix assumed the obligation to grant up to 1,999,997 stock options to agents of Best and certain employees of affiliated companies. Such option grants relate to services, including sales promotion activities, to be performed by the recipients on behalf of the Company. Accordingly, the fair value of such options is being charged to expense by the Company as the related services are provided.

    DIGITAL MEDIA, INC. ("DMI")-- Effective September 25, 1998, the Company acquired all of the capital stock of DMI, a California based developer of multimedia software. The Company exchanged 30,000 shares of its common stock valued at $71,250 for all of the outstanding common stock of DMI. The transaction was accounted for under the purchase method of accounting. The assets and liabilities of DMI were recorded at their historical cost which approximated their fair value at September 25, 1998. The Company recorded goodwill of approximately $117,000, which represents the excess of the purchase price over the fair value of the net assets received. The goodwill is being amortized on a straight-line basis over fifteen years.

    REMOTE LOJIX/PCSI, INC. ("RLI")-- Effective November 1, 1998, the Company acquired all of the capital stock of RLI, a New York based provider of information technology services to corporate customers. The Company exchanged 650,000 shares of its common stock valued at $1,462,500 and the outstanding balance of a $500,000 loan from the Company for all of the outstanding common stock of RLI. The transaction was accounted for under the purchase method of accounting. The assets and liabilities of RLI were recorded at their historical cost which approximated the fair value at November 1, 1998. The Company recorded goodwill of approximately $4.4 million, which represents the excess of the purchase price over the fair value of the assets received. The goodwill is being amortized on a straight-line basis over fifteen years.

    Unaudited pro forma results of operations of the Company as if the share exchange of Matrix and the acquisitions of Best, DMI and RLI had occurred as of the beginning of the periods presented is as follows:

                                                                      YEAR ENDED DECEMBER 31
                                                                  ------------------------------
                                                                       1998            1997
                                                                  --------------  --------------
Revenue.........................................................  $   49,711,440  $   58,967,268
Loss from operations............................................      (8,909,490)    (12,749,469)
Net loss........................................................      (9,124,180)    (12,378,014)
Proforma net loss per share.....................................  $        (0.89) $        (1.02)

    The pro forma financial information has been prepared for comparative purposes only and does not purport to indicate the results of operations that would have occurred had the acquisition been made at the beginning of the period indicated, or which may occur in the future.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(2) ACQUISITIONS (CONTINUED)
    As of the date of acquisitions, the fair market value of the assets acquired and liabilities assumed included the following:

                                                                          1998
                                                        -----------------------------------------
                                                             DMI           RLI          TOTAL
                                                        -------------  -----------  -------------
Current assets other than cash........................  $      50,105    1,034,803      1,084,908
Property and equipment................................         44,313      132,169        176,482
Goodwill..............................................        117,169    4,375,191      4,492,360
Current liabilities...................................       (166,255)  (3,579,663)    (3,745,918)
Common stock issued...................................        (71,250)  (1,462,500)    (1,533,750)
                                                        -------------  -----------  -------------
Cash acquired (paid)..................................  $      25,918     (500,000)      (474,082)
                                                        -------------  -----------  -------------
                                                        -------------  -----------  -------------

                                                                          1997
                                                        -----------------------------------------
                                                           MATRIX         BEST          TOTAL
                                                        -------------  -----------  -------------
Current assets other than cash........................  $     258,041      --             258,041
Property and equipment................................        577,836       15,137        592,973
Customer base.........................................      1,583,000      --           1,583,000
Goodwill..............................................      9,098,545      --           9,098,545
Current liabilities...................................     (1,945,526)    (183,041)    (2,128,567)
Long-term liabilities.................................       (688,854)     --            (688,854)
Common and preferred stock issued.....................     (9,149,513)  (3,361,208)   (12,510,721)
Treasury stock acquired...............................       --          3,317,940      3,317,940
                                                        -------------  -----------  -------------
Cash acquired.........................................  $     266,471      211,172        477,643
                                                        -------------  -----------  -------------
                                                        -------------  -----------  -------------

(3) PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                          ESTIMATED           DECEMBER 31
                                            USEFUL    ---------------------------
                                             LIFE         1998           1997
                                          ----------  ------------   ------------
Communications system...................  2-5 years   $  1,318,326   $  1,318,326
Office furniture and equipment..........  1-7 years      3,420,773      2,945,795
Leasehold improvements..................  lease term       521,319        416,220
                                                      ------------   ------------
Total property and equipment............                 5,260,418      4,680,341
Accumulated depreciation and
  amortization..........................                (3,575,711)    (2,888,659)
                                                      ------------   ------------
Property and equipment, net.............              $  1,684,707   $  1,791,682
                                                      ------------   ------------
                                                      ------------   ------------

    Depreciation expense was $737,000, $632,000 and $877,000 for 1998, 1997 and
1996, respectively.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(4) STOCKHOLDERS' EQUITY

    The Series A convertible preferred shareholders are entitled to receive cumulative annual dividends at a rate of 8% and are entitled to a preference in liquidation in the amount of $4 per share plus unpaid dividends. There were $137,000 cumulative Series A convertible preferred stock dividends in arrears at December 31, 1998. The Series A preferred stock is convertible, on a one-for-one basis, into shares of Company common stock. During 1998, a total of 60,000 shares of the Company's Series A convertible preferred stock was converted to 60,000 shares of the Company's common stock.

    In December 1998, the Company retired all of its outstanding treasury stock.

    In December 1996, the Company issued 1,463,771 shares of common stock for future commissions due to affiliates as of October 31, 1996. A value of $1.50 per share was used in determining the number of shares to issue in settlement of the $2,195,211 obligation. Of this amount, $221,000, $1,355,000 and $619,000 was expensed as commission expense in 1998, 1997 and 1996, respectively.

    During 1996, the Company sold to certain employees 482,400 shares of common stock at $1.50 per share. As of December 31, 1996, the Company had recorded a $723,600 receivable for such shares, which was subsequently collected. Proceeds used to repay the $723,600 receivable were loaned to the employees by a major shareholder of the Company. As of December 31, 1998 and 1997, the shares subject to this agreement could be put to the Company at the option of the employee at approximately $1.50 per share ($168,867 and $578,880), respectively. Such amounts have been included in other liabilities. Under certain circumstances (e.g. employee termination) the Company has a call at the same amounts. The call and put rights vest over a period of five years. As of December 31, 1998, these rights were forty percent vested. Activity in common stock outstanding related to shares subject to put follows:

                                                                         SHARES      AMOUNT
                                                                       ----------  -----------
Sale of common shares subject to put.................................     482,400  $   723,600
Increase in share value subject to put charged to expense............          --      172,400
                                                                       ----------  -----------
  Balance, December 31, 1996.........................................     482,400      896,000

Decrease in share value subject to put recorded as a reduction to
  expense............................................................          --     (172,400)
Vested shares no longer subject to put...............................     (96,480)    (144,720)
                                                                       ----------  -----------
  Balance, December 31, 1997.........................................     385,920      578,880

Vested shares no longer subject to put...............................     (48,187)     (37,253)
Called shares subject to put.........................................    (225,155)    (372,760)
                                                                       ----------  -----------
  Balance, December 31, 1998.........................................     112,578  $   168,867
                                                                       ----------  -----------
                                                                       ----------  -----------

    During May 1996, the Company purchased 171,548 shares of its common stock as treasury stock for $439,584. As further discussed in note 8 in connection with the Best and Matrix combination effective July 1, 1997, Matrix acquired an additional 1,999,997 shares of its common stock as treasury stock. As a part of the recapitalization done in connection with the AvTel reverse acquisition, Matrix retired the 171,548 shares of its common stock discussed above and the Company recorded the remaining treasury stock at par value.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(5) FEDERAL AND STATE INCOME TAXES

    The provision for income taxes consisted of the following:

                                                           1998         1997          1996
                                                        -----------  -----------  ------------
Current tax expense (benefit):
  Federal.............................................  $        --  $  (234,899) $  1,751,047
  State and local.....................................        7,531      (41,453)      257,507
                                                        -----------  -----------  ------------
                                                              7,531     (276,352)    2,008,554
                                                        -----------  -----------  ------------
Deferred tax expense (benefit):
  Federal.............................................     (209,110)          --      (254,350)
  State and local.....................................           --           --       (67,328)
                                                        -----------  -----------  ------------
                                                           (209,110)          --      (321,678)
                                                        -----------  -----------  ------------
                                                        $  (201,579) $  (276,352) $  1,686,876
                                                        -----------  -----------  ------------
                                                        -----------  -----------  ------------

    Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:

                                                        1998           1997           1996
                                                    -------------  -------------  ------------
Computed "expected" tax expense (benefit).........  $  (2,491,825) $  (3,559,144) $  1,404,637
State and local taxes, net of federal income tax
  effect..........................................       (135,961)       (27,359)      125,518
Other nondeductible items.........................         22,539      3,093,522            --
Losses not providing tax benefit..................      2,594,289        330,190            --
Other.............................................       (190,621)      (113,561)      156,721
                                                    -------------  -------------  ------------
                                                    $    (201,579) $    (276,352) $  1,686,876
                                                    -------------  -------------  ------------
                                                    -------------  -------------  ------------

    Deferred income taxes as of December 31, 1998 and 1997 reflect the impact of temporary differences between financial statement carrying amounts and tax bases of assets and liabilities. The tax effects of

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(5) FEDERAL AND STATE INCOME TAXES (CONTINUED) temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 1998 and 1997 are presented below:

                                                          DECEMBER 31
                                                     ----------------------
                                                        1998        1997
                                                     ----------  ----------
Deferred tax assets
  Net operating loss carryovers....................  $3,494,634  $  814,425
  Compensation related items.......................     480,137     299,554
  Contingent liabilities and other.................     268,340     204,978
                                                     ----------  ----------
  Gross deferred tax asset.........................   4,243,111   1,318,957
  Less valuation allowance.........................  (3,778,958) (1,184,669)
                                                     ----------  ----------
    Net deferred tax asset.........................     464,153     134,288

Deferred tax liabilities:
  Customer base intangible.........................    (464,153)   (633,000)
                                                     ----------  ----------
    Net deferred tax liability.....................  $       --  $ (498,712)
                                                     ----------  ----------
                                                     ----------  ----------

    The valuation allowance for deferred tax assets increased $2,594,289 and $1,184,669 during 1998 and 1997, respectively.

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prior taxes paid in making this assessment. Based upon its evaluation of these factors, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance, at December 31, 1998. At December 31, 1998, the Company has net operating loss carryforwards for federal tax purposes of approximately $9,153,822 which are available on a limited basis to offset future federal taxable income, if any, through 2018. When realized, such benefit will first be utilized to reduce intangible assets recorded in the reverse acquisition of AvTel by Matrix.

(6) RELATED PARTY TRANSACTIONS

    The Company has had transactions in the normal course of business with various companies which are affiliated with shareholders of the Company. Pacific Gateway Exchange, Inc. ("PGE") provides the Company with significant domestic and international transmission services. As of January 1, 1998, PGE was no longer affiliated with the Company. During 1998, a director and several significant holders of the Company's common stock divested themselves of a substantial portion of their holdings of PGE common stock; they have advised the Company that they no longer could be deemed to be in control of PGE. A significant number of the Company's employees were leased from United Group Service Center, an affiliate, which provides such services to a number of affiliated companies. This lease agreement was terminated on December 31, 1998, at which time these individuals became employees of the Company. The Company provides long distance and data network service to a number of affiliated companies.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(6) RELATED PARTY TRANSACTIONS (CONTINUED)
Balances with affiliates related to operating activities are settled monthly. In addition, the Company has made both interest bearing and non-interest bearing advances to affiliated companies.

    Due from affiliates consists of the following:

                                                            DECEMBER 31
                                                        --------------------
                                                          1998       1997
                                                        ---------  ---------
Core Marketing--note receivable due September 1,
  1998................................................  $      --  $1,798,889
UICI Administrators (long distance services)..........    308,346     94,417
Interactive Media Works (IMW) (long distance
  services)...........................................      6,214     25,263
Core Marketing (long distance services)...............     82,695    111,280
AMLI Management Co. (long distance services)..........     10,695         --
Other receivables from various affiliates.............     93,908     97,922
                                                        ---------  ---------
                                                        $ 501,858  $2,127,771
                                                        ---------  ---------
                                                        ---------  ---------

    Due to affiliates consists of the following:

                                                                         1998         1997
                                                                      ----------  ------------
PGE (not considered an affiliate in 1998)...........................  $       --     2,335,787
Group Association (UGA) and Core Marketing (commissions)............       5,339       134,618
Other payables to various affiliates................................     318,681       249,012
                                                                      ----------  ------------
                                                                      $  324,020     2,719,417
                                                                      ----------  ------------
                                                                      ----------  ------------

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(6) RELATED PARTY TRANSACTIONS (CONTINUED)
    Significant services and transactions incurred in the normal course of operations with affiliated companies are summarized as follows:

                                                                            1998          1997          1996
                                                                        ------------  ------------  -------------
Revenues include the following:
  U.S. Telco-billing and collection services, customer service and
    accounting services...............................................  $         --  $    200,370  $          --
  Long distance revenues from affiliates: UGA, UICI, IMW, Core
    Marketing, and AMLI...............................................     4,592,040     3,351,375      5,445,903
                                                                        ------------  ------------  -------------
                                                                        $  4,592,040  $  3,551,745  $   5,445,903
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
Cost of revenues includes the following:
  Network transmission services--PGE (not considered an affiliate in
    1998).............................................................  $         --    15,917,688     20,527,236
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
Selling, general and administrative expenses include the following:
  Expenses paid on behalf of PGE (not considered an affiliate in 1998)
    for access services, for which the Company was reimbursed.........  $         --     3,534,154      5,040,051
  Expenses incurred for leasing employees from United Group Service
    Center............................................................     5,581,428     4,395,820      4,542,007
  Sales commissions to affiliates:
    Core Marketing, UICI, UGA, Best Connections and AMLI..............       140,187       990,533      5,335,233
  Overhead expenses reimbursed to/from UGA Divisions..................       241,810       110,761         77,231
  Core Marketing--casual mailings and telemarketing...................        21,425       603,742             --
                                                                        ------------  ------------  -------------
                                                                        $  5,984,850  $  9,635,010  $  14,994,522
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
Interest expense includes the following:
  Interest paid to shareholder........................................  $         --  $         --  $     173,380
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------

    During 1997, the Company loaned $2,000,000 to an affiliated company, Core Marketing, LLC. Of such amount, $201,000 was repaid in 1997 and the remainder was repaid in 1998.

    In July 1998, the Company purchased notes receivable from one of the Company's significant shareholders at a discount. The notes receivable evidenced loans made by the significant shareholder in 1996 to Matrix employees to finance their purchases of Matrix common stock (which was subsequently converted to shares of the Company's common stock). Each of the employees who delivered a note receivable also entered into a Buyback Agreement dated October 6, 1996 (the "Buyback Agreement"), pursuant to which the Company has the option (but no obligation) to repurchase a portion of such employee's stock upon the termination of his or her employment. The original notes, plus accrued interest, at the date of purchase by the Company was $573,000. The Company purchased these notes for $435,000.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(6) RELATED PARTY TRANSACTIONS

    In connection with the purchase of the notes receivable above, the Company repurchased 240,912 shares of its common stock subject to the Buyback Agreement from terminated employees. The Company exercised its right to repurchase 225,154 of such shares at a price range of $1.51 to $1.70 per share, and the former employees used the $373,081 in proceeds to reduce the amount of their notes. The Company repurchased an additional 15,758 shares in satisfaction of the remaining balance of $116,085 on the former employees' notes.

(7) STOCK COMPENSATION

    AVTEL OPTIONS--Prior to the Share Exchange AvTel adopted a 1997 Incentive Stock Option Plan (the "AvTel 1997 Plan") for option grants to officers and key employees. The AvTel 1997 Plan authorizes grants of options to purchase up to 250,000 shares of authorized but unissued common stock and 125,000 shares of restricted common stock. Stock options are to be granted with an exercise price greater than or equal to the stock's fair market value at the date of grant. Options generally vest 25% after one year and 25% each year thereafter until fully vested. Such options typically expire after ten years. In addition, AvTel had other options which had been granted prior to the adoption of the AvTel 1997 Plan. After the Share Exchange all outstanding options became obligations of the Company.

    On January 1, 1998, the Company granted options to purchase 75,000 shares of the Company's common stock at an exercise price of $1.50 per share. On March 1, 1998 the Company granted options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.50 per share. These options become exercisable based on qualified billings of long distance customers generated by the optionees from the respective dates of grant through December 31, 2000. As of December 31, 1998, 27,316 options are exercisable.

    On February 24, 1998, the Company's Board of Directors approved the grant of a total of 120,000 shares of restricted common stock to two board members pursuant to the Company's 1997 Stock Incentive Plan. The restricted stock provisions will lapse over four years or fully lapse in the event of death or permanent disability of the grantees. During 1998 one of the board members resigned from the board and his 60,000 shares were vested immediately. As of December 31, 1998, only those 60,000 shares of restricted common stock are vested.

    During 1998, the Company adopted the 1998 Stock Incentive Plan (the "AvTel 1998 Plan"), which provides for the issuance of up to 1,500,000 shares of AvTel common stock pursuant to stock options and issuances of restricted stock, as well as for the grant of stock appreciation rights. Stock options are to be granted with an exercise price greater than or equal to the stock's fair market value at the date of grant. Options generally vest 25% after one year and 25% each year thereafter until fully vested. Such options typically expire after ten years. As of December 31, 1998, the Company granted 671,000 options under the AvTel 1998 Plan. Exercise prices range from $2.375 to $4.00 per share.

    MATRIX OPTIONS--Prior to the Share Exchange, the Board of Directors of Matrix approved stock options for certain officers and employees. Stock option transactions of Matrix are included in the table below. At the time of the Share Exchange, Matrix had 22,338 options outstanding to purchase its common stock. In connection with the Share Exchange, the Company reissued these stock options and they vested immediately. These reissued options expire in December 2002.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(7) STOCK COMPENSATION (CONTINUED)
    The Company applies APB Opinion No. 25 in accounting for the AvTel 1997 Plan, 1998 Stock Incentive Plan and the Matrix options discussed above; and, accordingly, no compensation cost has been recognized for its stock options issued to employees in the financial statements. For stock options granted to non-employees, the Company accounts for such options in accordance with the requirements of SFAS No. 123. Had the Company determined compensation cost based on the fair value at the grant date for stock options issued to employees under SFAS No. 123, the Company's net loss in 1998 and 1997 would not have materially changed.

    BEST CONNECTIONS, INC. OPTIONS--As discussed in Note 2, as a result of the Matrix combination with Best, Matrix assumed the obligation to issue stock options to Best's agents under Best's 1997 Option Plan. Effective as of the date of combination, July 1, 1997, 1,292,000 options to purchase Matrix common shares were granted to Best agents at $1.50 per share, which will result in aggregate commission expense of approximately $764,000 over the vesting period. The option price per share was $1.50. The agents' options become exercisable no later than December 31, 1999 and may be exercised earlier based on qualified billings of long distance customers generated by the agents during six month measurement periods. After the Share Exchange such options became obligations of the Company. As of December 31, 1998, 641,532 options have been earned and 172,120 exercised under the Plan and the Company recorded expense totaling approximately $132,000 and $249,000 related to such options based on qualified billings for 1998 and 1997, respectively. Options generally expire two years from the date they become exercisable or sixty days subsequent to termination of employment.

    The per share weighted average fair value of stock options granted on July 1, 1997 was $.59 on the date of the grant using the Black-Scholes option--pricing model with the following weighted-average assumptions: expected volatility of 30%, risk-free interest rate of 6.0%, and an expected life of 3.5 years.

    BEST CONNECTIONS, INC. OPTIONS AND RESTRICTED STOCK AGREEMENTS--As discussed in Note 2 as a result of the Matrix combination with Best, Matrix assumed the obligation to issue stock options, consisting of Matrix common shares owned by Best, to employees of affiliated companies. Effective July 15, 1997, the Company issued 247,500 options to purchase an equal number of shares of its common stock, at $1.50 per share subject to the provisions of a Restricted Stock Agreement. The Restricted Stock Agreement includes a call provision by the Company that lapses 10 percent each six months beginning December 15, 1997 through June 15, 2002 or fully lapses in the event of death or permanent disability of the option holder. The call price is equal to the initial purchase price of $1.50 plus the aggregate amount of net income or less the aggregate amount of net losses per share for each fiscal quarter beginning after December 15, 1997; provided that the call price could not be less than $1.50 per share. During 1998 AvTel relinquished its right to call the shares which caused the options to vest immediately and to expire if not exercised before December 13, 1998. AvTel provided the holders the option of a "cashless" exercise by purchasing up to one half the shares issuable at $3.00 The Company recognized expense over the life of the options in accordance with the provisions of SFAS No. 123 and recorded expense of $500,000 in 1997 and a reduction of expense of $170,000 in 1998. At December 31, 1998, 107,250 options had been exercised, 67,250 were used for the cashless exercise, 45,500 expired, and 27,500 were cancelled.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(7) STOCK COMPENSATION (CONTINUED)
    Stock option activity is as follows:

                                                                             WEIGHTED AVERAGE
                                                                                 EXERCISE
                                                                  OPTIONS          PRICE
                                                                 ----------  -----------------
Outstanding at December 31, 1995...............................      53,607      $    2.24
  Canceled.....................................................     (31,269)          2.24
                                                                 ----------
Outstanding at December 31, 1996...............................      22,338           2.24
  AvTel options outstanding at time of Share Exchange..........     255,109           4.52
  Granted......................................................   1,539,500           1.50
  Exercised....................................................     (15,000)          3.50
                                                                 ----------
Outstanding at December 31, 1997...............................   1,801,947           1.78
  Granted......................................................   1,024,500           3.31
  Expired......................................................     (46,750)          1.54
  Forfeited....................................................    (106,999)          1.91
  Exercised....................................................    (353,327)          1.81
                                                                 ----------
Outstanding at December 31, 1998...............................   2,319,371           2.45
                                                                 ----------          -----
                                                                 ----------          -----
  Exercisable at December 31, 1995.............................          --      $      --
  Exercisable at December 31, 1996.............................       3,574           2.24
  Exercisable at December 31, 1997.............................     349,972           2.21
  Exercisable at December 31, 1998.............................     524,849           2.16

    Total expense recorded for stock based awards during 1998 and 1997 was $477,148 and $748,884, respectively.

    The following table summarizes certain information about the Company's stock options at December 31, 1998.

                             OPTIONS OUTSTANDING
                  -----------------------------------------
                                 WEIGHTED
                                 AVERAGE        WEIGHTED             OPTIONS EXERCISABLE
                                REMAINING        AVERAGE     ------------------------------------
    RANGE OF      NUMBER OF    CONTRACTUAL      EXERCISE     NUMBER OF OPTIONS  WEIGHTED AVERAGE
EXERCISE PRICES    OPTIONS         LIFE           PRICE         EXERCISABLE      EXERCISE PRICE
----------------  ----------  --------------  -------------  -----------------  -----------------
$   1.50 -  2.25   1,427,218      2.5 years     $    1.57          462,334          $    1.54
    2.38 -  3.30     303,749            8.5          2.92           26,736               2.93
    4.00 -  6.00     555,112            9.9          4.02            2,487               4.00
    6.75 -  8.00      17,093            8.9          7.47           17,093               7.47
   12.00 - 14.00      16,199            8.1         12.77           16,199              12.77
                  ----------  --------------       ------          -------             ------
                   2,319,371            5.1          2.45          524,849               2.16
                  ----------                                       -------
                  ----------                                       -------

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(8) EARNINGS PER COMMON SHARE

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") in the fourth quarter of 1997, which required companies to present basic earnings per share and diluted earnings per share.

                                                                     1998            1997
                                                                 -------------  --------------
Numerator:
  Net loss.....................................................  $  (7,127,318)    (10,191,720)
  Less preferred dividends.....................................         47,264           5,540
                                                                 -------------  --------------
    Loss applicable to common shareholders.....................  $  (7,174,582)    (10,197,260)
                                                                 -------------  --------------
                                                                 -------------  --------------
Denominator:
  Weighted average number of common shares used in basic and
    diluted loss per common share..............................      9,633,474       8,267,296
                                                                 -------------  --------------
                                                                 -------------  --------------
  Basic and diluted loss per common share......................  $       (0.74)          (1.23)
                                                                 -------------  --------------
                                                                 -------------  --------------

    Per share amounts are not reflected for 1996 due to the recapitalization of the Company as a result of the reverse acquisition in 1997.

(9) LEASING ACTIVITIES AND OTHER COMMITMENTS

    The Company leases office space and various equipment under operating leases expiring in various years through 2004. In the normal course of business, operating leases are generally renewed or replaced by other leases. Total rental expenses were $546,000 in 1998, $245,000 in 1997, and $325,000 in 1996. Future
minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1998 are: 1999--$731,000; 2000--$688,000;
2001--$426,000; 2002--$307,000; and 2003--$101,224.

    Substantially all of the Company's switching and transmission facilities have been provided by two suppliers under negotiated contractual agreements. The Company purchases long distance services at certain per-minute rates, which vary depending on the time and type of call. At December 31, 1998, there are outstanding contractual agreements committing the Company to $18,570,000 minimum usage through February 15, 2000.

(10) REVOLVING LINE OF CREDIT

    In 1998, the Company entered into a Loan and Security Agreement with a bank, which provides for an asset-based revolving credit line with a floating interest rate of prime plus 2% (9.75% at December 31, 1998), payable monthly. The credit limit is the lesser of $7,500,000 or a percentage of the amount of the Company's eligible receivables and other items. Borrowings are secured by substantially all of the assets of the Company. The agreement also calls for a minimum borrowing of $1,500,000 with a two-year term. At December 31, 1998, there was $1,112,890 outstanding under the agreement, and an additional $1,655,000 was eligible for borrowing under the revolving credit line.

    The Loan and Security Agreement contains restrictions on net worth, future acquisitions and other transactions.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(11) SEGMENT REPORTING

    In June 1997, the Financial Accounting Standards Board issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which the Company adopted in 1998. The Company identifies such segments based on management responsibility. The Company's two primary business segments are Business Markets Group ("BMG") and Channel Markets Group ("CMG").

    BMG targets mid-size corporate customers for their broadband data, voice and Internet networking needs. Through a value-added sales process, the Company designs, provisions and manages its customers' networks. The Company provides a host of additional value-added services assisting its customers to create enhanced intranet and extranet applications. Additionally, BMG markets to its customer base a variety of traditional communications products and services such as long distance telephone service, executive calling cards and wireless paging.

    CMG targets and markets to distribution companies, agents, resellers and affinity groups ("Channel Partners") that maintain access to large groups of individuals and small businesses through affinity relationships and niche marketing strategies. Channel Partners include non-profit organizations and for-profit distribution groups. CMG provides Internet access, long distance telephone and other services to customers in 49 states.

    During 1998, the Company measured and monitored the progress of BMG and CMG based on revenues from external customers and gross margin. The results for the year ended December 31, 1998 are as follows:

                                YEAR ENDED DECEMBER 31, 1998
---------------------------------------------------------------------------------------------
                                                       BMG            CMG           TOTAL
                                                   ------------  -------------  -------------
Revenue from external customers..................  $  6,338,114     37,675,384     44,013,498
Gross margin.....................................     1,846,895     10,317,249     12,164,144

Total assets.....................................     8,079,998      6,554,356     14,634,354

                                YEAR ENDED DECEMBER 31, 1997
---------------------------------------------------------------------------------------------
                                                       BMG            CMG           TOTAL
                                                   ------------  -------------  -------------
Revenue from external customers..................  $  5,791,993     45,597,087     51,389,080
Gross margin.....................................     1,715,205     13,446,368     15,161,573

Total assets.....................................     2,241,825     16,483,025     18,724,850

                                YEAR ENDED DECEMBER 31, 1996
---------------------------------------------------------------------------------------------
                                                       BMG            CMG           TOTAL
                                                   ------------  -------------  -------------
Revenue from external customers..................  $  6,368,460     65,189,835     71,558,295
Gross margin.....................................     2,135,461     21,748,438     23,883,899

Total assets.....................................       705,964     19,632,440     20,338,404

(12) CONTINGENCIES

    The Company's common stock has been traded on The Nasdaq SmallCap Market since May 28, 1998. Trading in the Company's stock was halted by Nasdaq after the close of trading on November 12, 1998,

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(12) CONTINGENCIES (CONTINUED)
through the close of trading on November 13, 1998, as a result of an unusual upsurge in its stock price and trading volume. This unusual event has triggered the initiation of class action litigation under the federal securities laws. The Company believes that these claims are without merit and intends to defend vigorously this litigation. However, it is not possible at this time for the Company to predict with certainty the outcome of this litigation. Even if the Company prevails in the litigation, the expenses of the defense could have a material adverse effect on the Company's operating results and financial condition.

    The Company presently has other contingent liabilities relating to various lawsuits and other matters related to the conduct of its business. On the basis of information furnished by counsel and others, management believes these contingencies upon resolution will not materially affect the financial condition or results of operations of the Company.

(13) SUBSEQUENT EVENTS

    On April 13, 1999, the Company sold 1,500 shares of its newly-designated Series B Convertible Preferred Stock (the "Series B Stock") to AMRO International, S.A., an entity organized under the laws of Panama, Austinvest Anstalt Balzers, an entity organized under the laws of Liechtenstein, and Esquire Trade & Finance Inc., an entity organized under the laws of the British Virgin Islands (the "Series B Investors") for $1,500,000. The Series B Stock has a liquidation preference of $1,000 per share. The Series B Stock will be entitled to an annual dividend of $30 per share, payable in cash or Common Stock, at the Company's option. The annual dividend will increase to $60 per share if the Company ever ceases to be listed on The Nasdaq Stock Market or any national securities exchange. The Series B Stock is convertible into Common Stock at the option of the Series B Investors at any time. The number of shares of Common Stock to be received by a Series B Investor upon conversion will equal the liquidation preference of the amount converted, divided by the conversion price. The conversion price will be the lesser of (1) $6.875, or (2) 89% of the low closing bid price for the Common Stock on The Nasdaq SmallCap Market at the time of conversion. The conversion price will not be less than $3.00 for 180 days after the date of issuance of the Series B Stock. Thereafter the conversion price will not be less than $2.00 as long as certain revenue and EBITDA requirements are met. As a result, the Company could issue up to 750,000 shares of Common Stock upon conversion if all of the Series B Stock were converted at the lowest possible conversion price (assuming such revenue and EBITDA requirements continue to be met). Unless the Company shall have obtained the approval of its voting stockholders in accordance with the rules of The Nasdaq Stock Market, the Company will not issue shares of Common Stock upon conversion of any shares of Series B Stock if such issuance of Common Stock, when added to the number of shares of Common Stock previously issued by the Company upon conversion of or as dividends on shares of the Series B Stock, would exceed 19.9% of the number of shares of Common Stock which were issued and outstanding on the original issuance date of the Series B Stock. The Company will pay converting Series B Investors in cash for any excess over such amount.

    The Company also issued the Series B Investors warrants to purchase up to 20,000 shares of Common Stock at a price of $8.60 per share. The warrants may be exercised beginning September 30, 1999, and terminate on March 31, 2002.

    The Company and the Series B Investors entered into a Registration Rights Agreement that requires the Company to file, and obtain and maintain the effectiveness of, a Registration Statement with the Securities and Exchange Commission (the "Commission") in order to register the public resale of all

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(13) SUBSEQUENT EVENTS (CONTINUED)
shares of the Common Stock acquired by the Series B Investors (a) upon conversion of the Series B Stock, (b) in payment of dividends on the Series B Stock, and (c) upon exercise of the warrants. The Company will be subject to significant monetary penalties if it fails to obtain or maintain the effectiveness of such Registration Statement.

    The Company paid Trinity Capital Advisors, Inc. $60,000 as compensation for arranging the placement of the Series B Stock.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                    BALANCE AT                                     BALANCE AT
                                                     BEGINNING                                       END OF
DESCRIPTION                                          OF PERIOD     ADDITIONS       DEDUCTIONS        PERIOD
--------------------------------------------------  -----------  -------------    -------------    ----------
Allowance for doubtful
  Accounts and other
  Provisions--years ended:
  December 31, 1998...............................  $   982,000      2,728,000(a)     2,775,000(b)    935,000
                                                    -----------  -------------    -------------    ----------
                                                    -----------  -------------    -------------    ----------
  December 31, 1997...............................  $   627,000      1,830,000(a)     1,475,000(b)    982,000
                                                    -----------  -------------    -------------    ----------
                                                    -----------  -------------    -------------    ----------
  December 31, 1996...............................  $   730,000      1,461,000(a)     1,564,000(b)    627,000
                                                    -----------  -------------    -------------    ----------
                                                    -----------  -------------    -------------    ----------

Valuation allowance for
  deferred tax assets:
  December 31, 1998...............................  $ 1,185,000      2,594,000(c)            --     3,779,000
                                                    -----------  -------------    -------------    ----------
                                                    -----------  -------------    -------------    ----------
  December 31, 1997...............................  $        --      1,185,000(c)            --     1,185,000
                                                    -----------  -------------    -------------    ----------
                                                    -----------  -------------    -------------    ----------
  December 31, 1996...............................  $        --             --               --            --
                                                    -----------  -------------    -------------    ----------
                                                    -----------  -------------    -------------    ----------

------------------------

(a) Charged to cost of revenues.

(b) Amounts written off.

(c) Recognized as a component of deferred tax assets.

EXHIBIT INDEX

EXHIBIT
NUMBER TITLE OF DOCUMENT
------ --------------------------------------------------------------------------
  2.1  Acquisition Agreement, dated as of August 30, 1996, by and among Hi-Tiger
         International, Inc., a Utah corporation, AvTel Communications, Inc., a
         Utah corporation, and AvTel Holdings, Inc., a California corporation.
         (Incorporated by reference to Exhibit A to Registrant's Information
         Statement on Schedule 14C dated October 2, 1996).

  2.2  Amendment No. 1 to Acquisition Agreement, dated October 22, 1996, among
         Hi-Tiger International, Inc., AvTel Communications, Inc. and AvTel
         Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to Registrant's
         Current Report on Form 8-K dated October 23, 1996).

  2.3 Stock Exchange Agreement, dated as of April 29, 1997, by and between the Registrant and Matrix Telecom, Inc. (Incorporated by reference to
         Exhibit 2 to Registrant's Current Report on Form 8-K dated April 30,
         1997).

  2.4 Amendment to Stock Exchange Agreement, dated as of August 25, 1997, by and between the Registrant and Matrix Telecom, Inc. (Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated
         August 25, 1997).

  2.5  Agreement and Plan of Merger, dated as of October 3, 1997, between AvTel
         Communications, Inc., a Delaware corporation and AvTel Communications,
         Inc., a Utah corporation. (Incorporated by reference to Exhibit 2.7 to Registrant's Annual Report on Form 10-KSB for the year ended September
         30, 1997).

  2.6 Stock Purchase Agreement, dated as of July 22, 1998, among the Registrant and the shareholders of Remote Lojix/PCSI, Inc.

  2.7 First Amendment to Stock Purchase Agreement, dated as of August 18, 1998, among the Registrant and the shareholders of Remote Lojix/PCSI, Inc.

  2.8 Earnout Agreement, dated as of October 30, 1998, among the Registrant and certain shareholders of Remote Lojix/PCSI, Inc.

  3.1 Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1997).

  3.2  Certificate of Designations, Preferences and Rights of Series B
         Convertible Preferred Stock.

  3.3 Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB for the year ended September
         30, 1997).

 10.1 Rights Agreements dated October 23, 1996, between the Registrant and holders of the Registrant's Series A Convertible Preferred Stock.
         (Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K dated October 23, 1996).

 10.2  1997 Stock Incentive Plan. (Incorporated by reference to Exhibit A to the
         Registrant's definitive Proxy Statement on Schedule 14A dated January 8,
         1997.)

 10.3  1998 Stock Incentive Plan. (Incorporated by reference to Exhibit A to
         Registrant's definitive Proxy Statement on Schedule 14A dated April 28,
         1998).

EXHIBIT
NUMBER TITLE OF DOCUMENT
------ --------------------------------------------------------------------------
 10.4  New Best Connections, Inc. Amended and Restated 1997 Option Plan.
         (Incorporated by reference to Exhibit 4.2 to Registrant's Registration
         Statement on Form S-8 dated May 22, 1998).

 10.5  First Amendment to New Best Connections, Inc. Amended and Restated 1997
         Option Plan.

 10.6 Registration Rights and Lockup Agreement dated December 1, 1997, between the Registrant and Matrix Telecom, Inc., on behalf of the stockholders of Matrix, (Incorporated by reference to Exhibit 4 to Registrant's
         Current Report on Form 8-K dated December 1, 1997).

 10.7  Triple Net Real Property Lease (Multi-Tenant Building) dated as of
         February 16, 1998, by and between Bath Street Partners, a California limited partnership and the Company. (Incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

 10.8  Commercial Lease Agreement dated February 28, 1995, Matrix Telecom, Inc.
         and Ameritas Life Insurance Corp., as amended by Lease Modification
         Agreement dated March 2, 1995. (Incorporated by reference to Exhibit
         10.9 to Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1997).

 10.9  Resale Solutions Switched Services Agreement dated March 12, 1998, between
         Matrix Telecom, Inc. and Sprint Communications Company L.P.
         (Incorporated by reference to Exhibit 10.10 to Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1997).

 10.10 Amendment to Carrier Transport Switched Services Agreement dated October
         15, 1998, between Matrix Telecom and Sprint Communications Company L.P.
         (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1998).

 10.11 Loan and Security Agreement dated October 2, 1998, among Registrant,
         Matrix Telecom, Inc. and Coast Business Credit. (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

 10.12 License Agreement dated as of March 1, 1999, between Matrix Telecom, Inc.
         and Electronic Data Systems Corporation.

 10.13 Convertible Preferred Stock and Warrants Purchase Agreement dated as of
         April 5, 1999, among Registrant, AMRO International, S.A., Austinvest
         Anstalt Balzers, and Esquire Trade & Finance Inc.

 10.14 Registration Rights Agreement dated as of April 5, 1999, among Registrant,
         AMRO International, S.A., Austinvest Anstalt Balzers, and Esquire Trade
         & Finance Inc.

 10.15 Stock Purchase Warrants granted by Registrant to AMRO International, S.A.,
         Austinvest Anstalt Balzers, and Esquire Trade & Finance Inc.

 21    List of Subsidiaries.

 23    Consent of KPMG LLP.

 27    Financial Data Schedule.