Form 10-Q
period 1999-03-31
AVTEL COMMUNICATIONS INC/DE
filed 1999-05-17
CIK 1005974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 4, 1999, there were 10,542,997 shares of the Registrant's Common Stock, par value $0.01 per share, issued and outstanding, excluding treasury stock.

                                            AVTEL COMMUNICATIONS, INC.

                                           QUARTER ENDED MARCH 31, 1999

                                                 TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
Part I.            FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   Consolidated Balance Sheets as of March 31,
                     1999 (Unaudited) and December 31, 1998                    3
                   Consolidated Statements of Operations for the
                     Three Month Periods Ended March 31,
                     1999 and 1998 (Unaudited)                                 4
                   Consolidated Statements of Cash Flows for the
                     Three Month Periods Ended March 31, 1999 and 1998
                      (Unaudited)                                              5
                   Notes to Consolidated Financial Statements
                      (Unaudited)                                              6

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      10

          Item 3.  Quantitative and Qualitative Disclosures About Market
                     Risk                                                     16


PART II.           OTHER INFORMATION

          Item 1.  Legal Proceedings                                          17

          Item 2.  Changes in Securities and Use of Proceeds                  17

          Item 6.  Exhibits and Reports on Form 8-K                           17


Signature Page                                                                18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,          December 31,
                                                                                          1999                1998
                                                                                      (Unaudited)
                                                                                      ------------         ------------
             ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                       $    588,759              911,179
      Accounts receivable, net                                                           4,335,567            4,804,532
      Due from affiliates                                                                  168,797              501,858
      Other current assets                                                                 643,721              921,435
                                                                                      ------------         ------------
                                  Total current assets                                   5,736,844            7,139,004
Property and equipment, net                                                              1,673,604            1,684,707
Goodwill, net                                                                            4,359,945            4,463,747
Other assets, net                                                                        1,253,197            1,346,896
                                                                                      ------------         ------------
                                  Total assets                                        $ 13,023,590           14,634,354
                                                                                      ------------         ------------
                                                                                      ------------         ------------

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and other accrued expenses                                     $  2,857,041            2,643,761
      Accrued network services costs                                                     4,294,598            4,217,206
      Sales and excise tax payable                                                       1,475,506            1,433,483
      Unearned revenue                                                                     867,948              954,101
      Due to affiliates                                                                    193,368              324,020
      Other current liabilities                                                            653,091              589,392
                                                                                      ------------         ------------
                                  Total current liabilities                             10,341,552           10,161,963
Long term borrowings                                                                     2,188,458            1,112,890
Common stock subject to put option                                                         168,867              168,867
Other liabilities                                                                            3,196                5,381
                                                                                      ------------         ------------
                                  Total liabilities                                     12,702,073           11,449,101
                                                                                      ------------         ------------

STOCKHOLDERS' EQUITY
      Preferred stock, authorized 750,000 shares, $0.01 par value                             --                   --
      Series A convertible preferred stock, aurthorized 250,000 shares,
        $0.01 par value, cumulative as to 8% dividends, 147,700 shares issued and outstanding. (Liquidation preference of $704,032
        including dividends in arrears.)                                                     1,477                1,477
      Common stock, authorized 20,000,000 shares, $0.01 par value, issued 10,565,335 and 10,409,473 shares at March 31, 1999 and December
        31, 1998 respectively, including 112,578 shares subject
        to put options                                                                     104,527              102,969
      Additional paid in capital                                                        19,854,984           19,630,404
      Accumulated deficit                                                              (19,639,360)         (16,549,597)
      Treasury stock, $0.01 par value, 11,075 at March 31, 1999 and none
        at December 31, 1998                                                                  (111)                --
                                                                                      ------------         ------------
                                  Total stockholders' equity                               321,517            3,185,253
Commitments and contingencies                                                                 --                   --
                                                                                      ------------         ------------
                                  Total liabilities and stockholders' equity          $ 13,023,590           14,634,354
                                                                                      ------------         ------------
                                                                                      ------------         ------------

See accompanying Notes to Consolidated Financial Statements.

                   AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              Three Months
                                                                             Ended March 31,
                                                                    ---------------------------------
                                                                        1999                 1998
                                                                    ------------         ------------
REVENUES                                                            $  9,322,414           12,444,839

COST OF REVENUES                                                       6,620,713            9,287,995
                                                                    ------------         ------------
GROSS MARGIN                                                           2,701,701            3,156,844

Operating expenses
      Selling, general and administrative                              5,289,312            4,582,446
      Depreciation and amortization                                      394,579              278,868
                                                                    ------------         ------------
         Total operating expenses                                      5,683,891            4,861,314
                                                                    ------------         ------------
OPERATING LOSS                                                        (2,982,190)          (1,704,470)

Interest expense                                                         (99,144)             (11,975)
Other income, net                                                         15,203               43,955
                                                                    ------------         ------------
Loss before income taxes                                              (3,066,131)          (1,672,490)

Income taxes                                                                --                   --
                                                                    ------------         ------------
NET  LOSS                                                           $ (3,066,131)          (1,672,490)
                                                                    ------------         ------------
                                                                    ------------         ------------
Net loss per share - basic and diluted                              $      (0.29)               (0.18)
                                                                    ------------         ------------
                                                                    ------------         ------------
Weighted average number of common shares - basic and diluted          10,482,416            9,477,489
                                                                    ------------         ------------
                                                                    ------------         ------------



See accompanying Notes to Consolidated Financial Statements.

                   AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                    Three Months
                                                                                   Ended March 31,
                                                                           -------------------------------
                                                                               1999                1998
                                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                             $(3,066,131)         (1,672,490)
      Adjustments to reconcile net loss to net to net cash used in operating activities:
                Depreciation and amortization                                  394,579             278,868
                Loss on disposition of assets                                   14,562                --
                Amortization of advanced commissions                              --               173,919
                Provision for bad debts                                        475,422             749,725
                Stock compensation earned                                       81,356             234,098
      Changes in certain operating assets and liabilities:
                Accounts receivable                                             (6,457)         (1,210,854)
                Due from affiliates                                            333,061             223,966
                Other current assets                                           277,714            (321,100)
                Accounts payable and accrued liabilities                       318,948             214,681
                Due to affiliate                                              (130,652)            176,617
                                                                           -----------         -----------
                Net cash used in operating activities                       (1,307,598)         (1,152,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions of property and equipment                                     (201,587)            (88,431)
      Payments received on loans to affiliates                                    --               410,192
      Proceeds from sale of property and equipment                               1,050                --
                                                                           -----------         -----------
                Net cash provided by (used in) investing activities           (200,537)            321,761

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on capital leases                                     (10,892)            (12,142)
      Issuance of common stock for exercise of options                         222,071              30,455
      Preferred stock dividend payments                                        (23,632)               --
      Borrowing on line of credit                                            9,716,886                --
      Amounts paid on line of credit                                        (8,641,318)               --
      Purchase of common stock for treasury                                    (77,400)               --
                                                                           -----------         -----------
                Net cash provided by financing activities                    1,185,715              18,313
                                                                           -----------         -----------

                Net decrease in cash and cash equivalents                     (322,420)           (812,496)

Cash and cash equivalents at beginning of quarter                              911,179           4,807,441
                                                                           -----------         -----------

Cash and cash equivalents at end of quarter                                $   588,759           3,994,945
                                                                           -----------         -----------
                                                                           -----------         -----------


See accompanying Notes to Consolidated Financial Statements.

                 AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

                         March 31, 1999 and 1998


(1) BASIS OF PRESENTATION

         The unaudited consolidated financial statements of AvTel Communications, Inc. and Subsidiaries (the "Company") for the three month periods ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

(2) EARNINGS PER COMMON SHARE

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") in the fourth quarter of 1997, which required companies to present basic earnings per share and diluted earnings per share.

                                                                   March 31,
                                                           1999                 1998
                                                       ------------         ------------
Numerator:
  Net loss                                             $ (3,066,131)          (1,672,490)
  Less preferred dividends                                   11,816               11,816
                                                       ------------         ------------
    Loss applicable to common Shareholders             $ (3,077,947)          (1,684,306)
                                                       ------------         ------------
                                                       ------------         ------------
Denominator:
  Weighted average number of common shares used
  in basic and diluted loss per common share             10,482,416            9,477,489
                                                       ------------         ------------
Basic and diluted loss per common share                $      (0.29)               (0.18)
                                                       ------------         ------------
                                                       ------------         ------------

(3) STOCKHOLDERS' EQUITY

         During February 1999, the Company purchased 11,075 shares of its common stock at prices ranging from $5.875 to $7.41 in the open market pursuant to the Company's 1999 GO Plan. The 1999 GO Plan was established to provide the Company's employees with cash bonuses for up to four years to promote longevity of employment.

(4) LIQUIDITY

         As shown in the consolidated financial statements for the three months ended March 31, 1999, the Company reported a net loss of $3,066,131. In addition, as of March 31, 1999, the Company had a working capital deficit of $4,604,708, and for the three months ended March 31, 1999, net cash used in operations totaled $1,307,598. As a result, the Company must obtain additional financing or make significant changes to operations.

         As of March 31, 1999, the Company was in violation of one provision of the Loan and Security Agreement with Coast Business Credit that stipulates that the Company must maintain a net worth equal to or greater than two million dollars.

Coast Business Credit has waived its right of acceleration of the obligation as it relates to the Company not meeting the net worth covenant through July 31, 1999, but retains its right of acceleration if the Company is in violation of the net worth covenant in any month after July 31, 1999. The Company believes that the Private Equity Line entered into by the Company as of April 23, 1999, together with the proceeds from the issuance of 1,500 shares of its newly-designated Series B Convertible Preferred Stock for $1,500,000 (Note 6), will enable the Company to meet the net worth covenant beginning July 31, 1999 as required by Coast Business Credit.

         The Private Equity Line provides for investors to purchase up to $13,500,000 of the Company's common stock, subject to the Company filing and maintaining an effective registration statement, trading price and volume minimums, and limits on the amount and frequency on sales of common stock under the line (Note 6).

         If the Company is unable to draw upon the Private Equity Line or other existing sources of capital or obtain new sources of capital in a timely manner, management has developed and intends to implement a plan that would allow the Company to continue to operate through the first quarter of 2000. This plan would include significantly reducing the Company's workforce, eliminating advertising expenditures, reducing professional services and reducing or eliminating other discretionary expenditures.

(5) SEGMENT REPORTING

         The Company's two primary business segments are Business Markets Group ("BMG") and Channel Markets Group ("CMG").

         BMG targets mid-size corporate customers for their broadband data, voice and Internet networking needs. Through a value-added sales process, the Company designs, provisions and manages its customers' networks. The Company provides a host of additional value-added services assisting its customers to create enhanced intranet and extranet applications. Additionally, BMG markets to its customer base a variety of traditional communications products and services such as Internet access, long distance telephone service, executive calling cards and audio/video conferencing.

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

         The Company measures the progress of BMG and CMG based on revenues, gross margin and earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income or cash flows from operations, as a measure of performance. The results for the three months ended March 31, 1999 and 1998 are as follows:

                                            THREE MONTHS ENDED MARCH 31, 1999

                                                                   BMG                CMG                Total
                                                                   ---                ---                -----
Revenues                                                        $  2,761,953         6,560,461         9,322,414
Gross margin                                                         646,874         2,054,827         2,701,701
Selling, general and administrative                                1,979,956         3,309,356         5,289,312
Other income, net                                                     16,600            (1,397)           15,203
EBITDA                                                            (1,316,482)       (1,255,926)       (2,572,408)
Total assets                                                       8,106,121         4,917,469        13,023,590

Gross margin                                                                                        $  2,701,701
Selling, general and administrative                                                                    5,289,312
Depreciation and amortization                                                                            394,579
Interest expense                                                                                         (99,144)
Other income, net                                                                                         15,203
                                                                                                      ----------
Net loss                                                                                            $ (3,066,131)
                                                                                                      ----------
                                                                                                      ----------


                                            THREE MONTHS ENDED MARCH 31, 1998

                                                                   BMG                CMG                Total
                                                                   ---                ---                -----
Revenues                                                        $  1,349,846        11,094,993        12,444,839
Gross margin                                                         146,885         3,009,959         3,156,844
Selling, general and administrative                                  607,719         3,974,727         4,582,446
Other income, net                                                      3,325            40,630            43,955
EBITDA                                                              (457,509)         (924,138)       (1,381,647)
Total assets                                                       2,495,046        14,961,216        17,456,262

Gross margin                                                                                        $  3,156,844
Selling, general and administrative                                                                    4,582,446
Depreciation and amortization                                                                            278,868
Interest expense                                                                                         (11,975)
Other income, net                                                                                         43,955
                                                                                                      ----------
Net loss                                                                                            $ (1,672,490)
                                                                                                      ----------
                                                                                                      ----------

(6) SUBSEQUENT EVENTS

         On April 13, 1999, the Company sold 1,500 shares of its newly-designated Series B Convertible Preferred Stock (the "Series B Stock") to AMRO International, S.A., an entity organized under the laws of Panama, Austinvest Anstalt Balzers, an entity organized under the laws of Liechtenstein, and Esquire Trade & Finance Inc., an entity organized under the laws of the British Virgin Islands (the "Series B Investors") for $1,500,000. The Series B Stock has a liquidation preference of $1,000 per share. The Series B Stock will be entitled to an annual dividend of $30 per share, payable in cash or Common Stock, at the Company's option. The annual dividend will increase to $60 per share if the Company ever ceases to be listed on The NASDAQ Stock Market or any national securities exchange. The Series B Stock is convertible into Common Stock at the option of the Series B Investors at any time. The number of shares of Common Stock to be received by a Series B Investor upon conversion will equal the liquidation preference of the amount converted, divided by the conversion price. The conversion price will be the lesser of (1) $6.875, or (2) 89% of the lowest closing bid price for the Common Stock on The NASDAQ SmallCap Market during the five trading day period prior to the date of conversion. The conversion price will not be less than $3.00 for 180 days after the date of issuance of the Series B Stock. Thereafter the conversion price will not be less than $2.00 as long as certain revenue and EBITDA requirements are met. As a result, the Company could issue up to 750,000 shares of Common Stock upon conversion if all of the Series B Stock were converted at the lowest possible conversion price (assuming such revenue and EBITDA requirements continue to be met). Unless the Company shall have obtained the approval of its voting stockholders in accordance with the rules of The NASDAQ Stock Market, the Company will not issue shares of Common Stock upon conversion of any shares of Series B Stock if such issuance of Common Stock, when added to the number of shares of Common Stock previously issued by the Company upon conversion of or as dividends on shares of the Series B Stock, would exceed 19.9% of the number of shares of Common Stock which were issued and outstanding on the original issuance date of the Series B Stock. The Company will pay converting Series B Investors in cash for any excess over such amount.

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

         The Company paid Trinity Capital Advisors, Inc. $60,000 as compensation for financial advisory services in connection with the placement of the Series B Stock.

         On April 23, 1999, the Company entered into a Private Equity Line with Cambois Finance, Inc., a British Virgin Islands corporation (the "Investor"). Pursuant to the Private Equity Line, the Investor, subject to the Company filing and maintaining an effective registration statement, trading price and volume minimums, and limits on the amount and frequency on sales of common stock under the line, agreed to purchase up to $13,500,000 of the Company's Common Stock (the "Common Stock") over three years, as, when and if shares are put to the Investor by the Company. The actual number of shares that may be issued by the Company under the Private Equity Line is limited to 2,103,939 shares, unless and until the Company obtains approval of the Private Equity Line from its stockholders pursuant to the applicable corporate governance rules of The NASDAQ Stock Market.

         The Company's ability to require the Investor to purchase Common Stock is subject to a number of significant conditions, including the continued effectiveness of the Registration Statement described below. There can be no assurance that the Investor will be able to purchase Common Stock when and as required by the Company under the Private Equity Line.

         The Company may put shares to the Investor in amounts ranging from $75,000 up to $2,000,000 (varying with the Common Stock's trading price and volume) every 15 trading days. The purchase price for the shares put to the Investor will be 89% of the lowest closing bid price for the Common Stock on The NASDAQ SmallCap Market during the five trading day period consisting of the two trading days preceding the delivery of the put notice to the Investor by the Company, the day of such delivery, and the two trading days after such delivery. The Company may not put shares to the Investor unless the lowest closing bid price during such five trading day period is in excess of $2.25 per share. The closing bid price for the Common Stock on April 30, 1999, was $5.625 per share.

         In connection with the Private Equity Line, the Company and the Investor entered into a Registration Rights Agreement that requires the Company to file, and obtain and maintain the effectiveness of, a Registration Statement on Form S-1 with the Commission in order to register the sale and public resale of shares of the Common Stock acquired by the Investor under the Private Equity Line (the "Registration Statement"). The Investor will be named as an underwriter in such Registration Statement. The Investor will also be subject to certain restrictions on short selling of the Common Stock and certain "blackout" periods on its ability to resell Common Stock under the Registration Statement. If the Registration Statement has not been declared effective by October 30, 1999, the

Investor's obligation to purchase Common Stock under the Private Equity Line shall terminate, and the Company will be required to pay the Investor $25,000 in liquidated damages.

         The Company has issued 3,000 shares of Common Stock to Trinity Capital Advisors, Inc. and is required to pay four percent of all proceeds actually received by the Company under the Private Equity Line to Trinity Capital Advisors, Inc. as compensation for financial advisory services in connection with the transactions set forth in the Private Equity Line.

         On April 1, 1999 the Company granted nonstatutory stock options to two board members to purchase 50,000 shares of the Company's common stock at an exercise price of $4.88 per share (fair market value at date of grant) vesting at a rate of 50% per year over two years. The Company also granted incentive stock options to three executive officers to purchase 300,000 shares of the Company's common stock at an exercise price of $4.88 per share (fair market value at date of grant) vesting at a rate of 25% per year over four years. These options were granted pursuant to the Company's 1998 Stock Incentive Plan.

         On April 6, 1999 a former employee of the Company relinquished 36,262 shares of the Company's common stock to settle an employee receivable. The shares where subsequently canceled and retired.

         On April 9, 1999 the Company granted nonstatutory stock options to a new board member to purchase 25,000 shares of the Company's common stock at an exercise price of $4.6875 per share (fair market value at date of grant). The options were granted pursuant to the Company's 1998 Stock Incentive Plan and vest at the rate of 50% per year over two years.

         On May 3, 1999 the Company granted incentive stock options to an executive officers to purchase 50,000 shares of the Company's common stock at an exercise price of $5.625 per share (fair market value at date of grant) vesting at a rate of 25% per year over four years. These options were granted pursuant to the Company's 1998 Stock Incentive Plan.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS DOCUMENT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING WITHOUT LIMITATION STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS AND OUTCOMES COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING THOSE DESCRIBED HEREIN AND THOSE SET FORTH IN THE RISK FACTORS DESCRIBED IN ITEM 1 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998.

The following discussion and analysis should be read in connection with the unaudited consolidated financial statements for the three month periods ended March 31, 1999 and 1998 of the Registrant and related notes included elsewhere in this report and the consolidated financial statements and related management discussion and analysis included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.


Overview

         AvTel Communications, Inc. (the "Company") is a provider of broadband network services integrating voice, data and Internet solutions. The Company sells and markets a broad range of telecommunications and advanced network services through independent value added resellers, Affinity and agent organizations, and internal direct sales professionals. The Company targets mid-size corporations, small-office home-office professionals and select residential market segments through two primary business units; the Business Markets Group ("BMG") and the Channel Markets Group ("CMG").

         On December 1, 1997, the Company acquired Matrix Telecom, Inc., a privately-held Texas corporation ("Matrix") by means of a share for share exchange. For accounting purposes, the acquisition was treated as a reverse acquisition with Matrix as the acquirer. Matrix was a provider of long distance telephone services and subsequently provides a bundled service including Internet access.

         On September 25, 1998, the Company acquired all of the issued and outstanding capital stock of Digital Media International, Inc. ("DMI"), a privately-held corporation based in Santa Barbara, California, which develops software for educational, entertainment and other applications.

         On November 19, 1998, the Company acquired all of the issued and outstanding capital stock of Remote Lojix/PCSI, Inc. ("RLI"), a privately-held corporation based in New York, which is a provider of system integration and local area network ("LAN") services to corporate customers.

Results of Operations

     Consolidated Statements of Operations as a Percent of Revenue
                             (Unaudited)

                                                     Three Months Ended March 31,
                                                       1999              1998
                                                      ------            ------
Revenues                                              100.00%           100.00%

Cost of revenues                                       71.02%            74.63%

Gross margin                                           28.98%            25.37%

Operating expenses
  Selling, general and administrative                  56.74%            36.82%
  Depreciation and amortization                         4.23%             2.24%
                                                      ------            ------
    Total operating expenses                           60.97%            39.06%
                                                      ------            ------
Operating loss                                        (31.99%)          (13.69%)

Interest expense                                       (1.06%)           (0.10%)
Other income, net                                       0.16%             0.35%

Net loss                                              (32.89%)          (13.44%)
                                                      ------            ------
                                                      ------            ------

Three Months Ended March 31, 1999 compared with Three Months Ended March 31,
1998.

Revenues

         Revenues for the three months ended March 31, 1999 were $9.3 million, a decline of 25.1% or $3.1 million from $12.4 million for the three months ended March 31, 1998. BMG revenue increased $1.4 million, which is in part attributable to the acquisition of RLI during the fourth quarter of 1998. CMG revenue decreased $4.5 million. CMG revenue from traditional voice products declined $4.7 million, while Internet revenue increased $167,000 or 21.0%. Historically, CMG has focused on selling retail long distance service through telemarketing, direct mail, and distributors or agents. During the fourth quarter of 1998, CMG implemented a new strategy to sell Internet access and additional voice services exclusively through affinity groups, agents and distributors with the main thrust focused on Internet access.

     The primary source of revenues of the Company during the period continued to be voice distribution channels. Pricing pressures within the industry continued to reduce retail pricing of long distance products. These factors, similar in nature to those affecting all resellers of long distance, have continued to affect a decline in CMG revenues for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Decreases in CMG revenues were additionally affected by a continued attrition of a maturing customer base primarily in the areas of telemarketed and direct mail customers, which was determined not to be cost effective. Revenue from these bases decreased $1.9 million to $1.5 million for the three months ended March 31, 1999 from $3.4 million for the three months ended March 31, 1998. Consistent with plan, the Company determined to turn the sales force focus away from these channels and towards affinity and agent groups.

         Excluding consumer voice traffic, the Company's revenues generated by the data needs of its customers increased $1.7 million to $3.8 million for the three months ended March 31, 1999 from $2.1 million for the three months ended March 31, 1998. Accordingly, the Company's dependence on revenue from voice distribution channels decreased 23 percentage points to 60% of the Company's total revenue for the three months ended March 31, 1999 from 83% for the three months ended March 31, 1998.

         As of April 30, 1999, BMG had over 30 accounts in the process of activation and installation. The Company expects these new accounts to start producing revenue within 60 to 120 days. In addition, as of April 30, 1999, CMG had added seven new Internet Service Providers and four affinity groups with the ability to reach up to 180,000 members, with marketing agents nationwide.

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

Gross Margin

         Gross margin as a percentage of revenues increased by 3.6 percentage points to 29.0% for the three months ended March 31, 1999 from 25.4% for the three months ended March 31, 1998. Gross margin decreased $455,000 to $2.7 million for the three months ended March 31, 1999 from $3.2 million for the three months ended March 31, 1998.

         BMG gross margin as a percent of revenue increased 12.5 percentage points to 23.4% for the three months ended March 31, 1999 from 10.9% for the three months ended March 31, 1998. Two primary factors affected this increase. First, significantly lower rates were negotiated with the Company's major underlying carrier for dedicated traffic. These rates became effective February 15, 1999 and represent an approximate cost reduction of 20% on dedicated traffic. Secondly, with the acquisitions of RLI and DMI, BMG is able to sell and support higher margin products.

     CMG gross margin as a percent of revenue increased 4.2 percentage points to 31.3% for the three months ended March 31, 1999 from 27.1% for the three months ended March 31, 1998. The increasing Internet service gross margin, coupled with the stable and slightly increasing traditional voice gross margin, have resulted in an overall higher gross margin. Internet service gross margin within CMG increased $187,000 or 33.4% to $745,000 for the three months ended March 31, 1999 from $559,000 for the three months ended March 31, 1998. Provision for bad debt decreased $274,000, which was fully attributable to the decline in voice revenues.

Selling, General, and Administrative Costs

     Selling, general, and administrative costs increased $707,000 to $5.3 million for the three months ended March 31, 1999 from $4.6 million for the three months ended March 31, 1998. As a percentage of revenues, selling, general, and administrative costs increased by 19.9 percentage points to 56.7% for the three months ended March 31, 1999 from 36.8% for the three months ended March 31, 1998.

         BMG selling, general, and administrative costs increased $1.4 million to $2.0 million for the three months ended March 31, 1999 from $608,000 for the three months ended March 31, 1998. The primary reason for the increase was attributable to the acquisition of RLI and DMI in the fourth quarter of 1998. The remaining increase in cost was associated with expanded sales force and related expenses including general office expense, rent, utilities and travel expenditures.

         CMG selling, general, and administrative costs decreased $665,000 to $3.3 million for the three months ended March 31, 1999 from $4.0 million for the three months ended March 31, 1998. As a percent of revenue, selling, general, and administrative costs increased 14.6 percentage points to 50.4% for the three months ended March 31, 1999 from 35.8% for the three months ended March 31, 1998. The principal reason for the decrease in costs was attributable to the decline in billing and collection, and commission expenses associated with the decline in revenue. Stock compensation expense for the three months ended March 31, 1999 was $81,000 compared to $234,000 for the three months ended March 31, 1998, a decrease of $153,000. Certain option and restricted stock plans were accelerated and completely expensed during 1998. Additionally, commission expense declined $174,000 for the quarter ended March 31, 1999 due to the amortization of advanced commissions being fully realized during 1998.

Depreciation and Amortization

     Depreciation and amortization increased $116,000 to $395,000 for the three months ended March 31, 1999 from $279,000 for the three months March 31, 1998. The increase primarily resulted from the acquisition and consolidation of assets related to the purchase of RLI and DMI during the fourth quarter of 1998, and the amortization of certain intangible costs related to a long term borrowing agreement entered into on October 1998.

Interest Expense and Other Income, net

     Interest expense increased $87,000 to $99,000 for the three months ended March 31, 1999 from $12,000 for the three months ended March 31, 1998. The Company recognized $56,000 of interest expense from long term borrowings and $34,000 from accrued interest on liabilities acquired with the RLI purchase. Other income decreased $29,000 to $15,000 for the three months ended March 31, 1999 from $44,000 for the three months ended March 31, 1998 primarily due to the decrease of interest income from cash investments.


Liquidity and Capital Resources

          As shown in the consolidated financial statements for the three months ended March 31, 1999, the Company reported a net loss of $3,066,131. In addition, as of March 31, 1999, the Company had a working capital deficit of $4,604,708, and for the three months ended March 31, 1999, net cash used in operations totaled $1,307,598. As a result, the Company must obtain additional financing or make significant changes to operations.

         As of March 31, 1999, the Company was in violation of one provision of the Loan and Security Agreement with Coast Business Credit that stipulates that the Company must maintain a net worth equal to or greater than two million dollars. Coast Business Credit has waived their right of acceleration of the obligation indefinitely as it relates to the Company not meeting the net worth covenant through July 31, 1999, but retains their right of acceleration if the Company is in violation of the net worth covenant in any month after July 31, 1999. The Company believes that the Private Equity Line entered into by the Company as of April 23, 1999 will enable the Company to meet the net worth covenant beginning August 1, 1999 as required by Coast Business Credit.

         The Private Equity Line provides for investors to purchase up to $13,500,000 of the Company's common stock, subject to the Company filing and maintaining an effective registration statement, trading price and volume minimums, and limits on the amount and frequency on sales of common stock under the line (see Note 6 of Notes to Consolidated Financial Statements). In addition, on April 13, 1999, the Company sold 1,500 shares of its newly designated Series B Convertible Preferred Stock for $1,500,000 (see Note 6 of Notes to Consolidated Financial Statements).

         If the Company is unable to draw upon the Private Equity Line or other existing sources of capital or obtain new sources of capital in a timely, management has developed and intends to implement a plan that would allow the Company to continue to operate through the first quarter of 2000. This plan would include significantly reducing the Company's workforce, eliminating advertising expenditures, reducing professional services and reducing or eliminating other discretionary expenditures.

         The primary sources of operating cash flow for the Company are revenues derived from the sale of information technology and telecommunications services to individuals and business, and its secured credit facility. The primary uses of cash are payments to underlying network vendors for provisioning telecommunications facilities, to sales distributors for soliciting long distance sales, and to the major LECs for directly billing to and collecting from the end user. Net cash used in operating activities is $1.3 million for the three months ended March 31, 1999, compared to $1.2 million for the three months ended March 31, 1998.

         Net cash used in investing activities was $201,000 for the three months ended March 31, 1999, and net cash provided by investing activities was $322,000 for the three months ended March 31, 1998. The Company loaned $2.0 million to an affiliated company during 1997. Of such amount, $201,000 was repaid during 1997, $410,000 was repaid during the first quarter of 1998 and the remainder was repaid in subsequent quarters of 1998.

         Net cash provided by financing activities was $1.2 million and $18,000 for the three months ended March 31, 1999 and 1998, respectively. On October 2, 1998, the Company entered into a secured credit facility with Coast Business Credit. This credit facility consists of a line of credit of up to $7.5 million. Under the line of credit, the Company may borrow up to 75% of eligible receivables (as defined). In addition, the line of credit may be utilized in connection with certain acquisitions and equipment purchases as well as to provide a facility for issuing letters of credit. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% (9.75% at March 31, 1999). As of March 31, 1999, borrowing outstanding under the credit facility amounted to $2,188,000 with approximately $424,000 available for future borrowings. Borrowings under the credit facility are secured by substantially all of the assets of the Company. The credit facility expires on October 31, 2000.

         The Company anticipates that future operations and growth strategies (including possible acquisitions) of the Company will require funding from other sources. The Company entered into the Coast agreement and the Private Equity Line to help meet this need, as well as operating and capital expenditure needs, for the next twelve months.

Year 2000

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

         Thus far, the identification phase has identified Year 2000 issues in the following critical Company-owned and leased systems: rating and billing systems used by the Company to process and prepare billing data for its customer base. In addition, the Company receives critical services from providers of utilities and other services to facilities that house employees and equipment. The Company is also critically reliant upon the systems of other telecommunications providers on which the Company depends to deliver services and invoices to its customers. The identification and planning phases of the Plan are materially complete as they relate to Company-owned and leased systems. As they relate to third party vendors and other telecommunications carriers, the identification and planning phases are on-going and are expected to be materially complete during second quarter 1999.

         Based on work completed under the Plan to date, the Company currently intends to take the following additional steps under its Plan with respect to Company-owned and leased systems, third-party vendors and other telecommunications carriers:

- The Company generally plans to remediate Company-owned and leased rating, billing and collection systems through the revision or replacement of current system components. Necessary changes to Company-owned and leased systems are in process and are expected to be completed by third quarter 1999. The selective testing and verification of such changes are expected to be completed in the third quarter of 1999. Due to the large number of system components requiring remediation, the Company does not intend to test every remediated system but will rely upon the results of testing of the critical components of such systems to determine the effectiveness of remediation efforts. Components not tested are not considered critical to the Company's business.

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

         While the Company currently believes that it will be able to remediate and selectively test Company-owned and leased systems in time to minimize any detrimental effect on its operations, there can be no assurance that such steps will be successful. Failure by the Company to timely and effectively remediate its systems, or the failure of critical vendors and suppliers and other telecommunications carriers to remediate affected systems, could have a material adverse impact on the Company's business, financial condition, results of operations and prospects. Because the impact of Year 2000 issues on the Company is materially dependent on the mitigation efforts of parties outside the Company's control, the Company cannot assess with certainty the magnitude of any such potential adverse impact. However, based upon risk assessment work conducted thus far, the Company believes that the worst case scenario of the failure by the Company, its suppliers or other telecommunications carriers with which the Company interacts to resolve Year 2000 issues would be an inability by the Company to timely and accurately process service requests and to timely and accurately bill its customers. In addition to lost earnings, these failures could also result in loss of customers due to service interruptions and billing errors, substantial claims by customers and increased expenses associated with stabilizing operations and executing mitigation plans.

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

         Although the total costs to implement the Plan cannot be precisely estimated, the Company incurred minimal costs to date (none of which was related to hardware costs) and anticipates spending an aggregate of up to $750,000 during 1999 (which includes $250,000 of hardware costs). These costs will be expensed as incurred, unless new systems or equipment are purchased that should be capitalized in accordance with generally accepted accounting principles. Some of the costs represent ongoing investment in systems upgrades, the timing of which is being accelerated in order to facilitate Year 2000 compliance. In some instances, such upgrades will position the Company to provide more and better-quality services to its customers than they currently receive. The Company expects to fund these costs with a combination of financing provided by the hardware vendor, cash provided by operations, and other debt or equity financing. Cost estimates and statements of the Company's plans discussed above are forward-looking statements that are derived using numerous assumptions of future events, many of which are outside the Company's control, including the availability and future cost of trained personnel and various other resources, third party modification plans, the absence of systems requiring remediation that have not yet been discovered, and other factors.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not exposed to material future earnings or cash flow fluctuations, from changes in interest rates on its long-term debt at March 31, 1999. A hypothetical increase of 97 basis points in interest rate (ten percent of the Company's overall borrowing rate) would not result in a material fluctuation in future earnings or cash flow. The Company had not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and is currently not evaluating the future use of such financial instruments.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On April 14, 1999, the Company filed a motion to dismiss the class action (IN RE AVTEL SECURITIES LITIGATION, Case No. 98-9236) currently pending in the United States District Court for the Central District of California regarding alleged securities fraud. (See AvTel Communications, Inc. FORM 10-K for the year ended December 31, 1998.)


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 13, 1999, the Company issued 1,500 shares of its newly created Series B Convertible Preferred Stock (the "Series B Stock"). The Certificate of Designations, Preferences and Rights of the Series B Stock provides that the holders of the Series B Stock are entitled to receive, before any cash dividend shall be declared and paid upon or set aside for the Company's Common Stock in any fiscal year of the Company, cumulative dividends payable in cash in an amount per share for such fiscal year equal to $30.00. In the event that the Company's Common Stock shall cease for any reason to be listed on The NASDAQ Stock Market or any national securities exchange, the cash dividend from such date forward shall be at the rate of $60.00 per share. The Company may pay any such dividend in the form of its Common Stock, valued at the closing bid price for the Common Stock on its principal market on the day prior to the dividend payment date.

         On March 17, 1999, the Company issued 14,845 shares of its Common Stock, which were not registered under the Securities Act, to one of its distributors upon the partial exercise of an existing stock option. No underwriters were used in this transaction and none of such shares were issued publicly. The Company relied on the exemptions from registration provided by
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The distributor receiving shares is believed by the Company to possess the requisite level of financial sophistication and experience in order to qualify for such exemptions. The Company made available to the distributor all material information with respect to the Company. The distributor signed a restricted stock agreement containing appropriate investment representations and covenants.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

              27   Financial Data Schedule - Three Months Ended March 31, 1999


      (b)  Reports on Form 8-K

      The registrant filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AVTEL COMMUNICATIONS, INC.,
                                   a Delaware corporation



                                  By:  /S/ MICHAEL J. USSERY
                                      ------------------------------------
                                      Michael J. Ussery
                                      CHIEF FINANCIAL OFFICER
                                      (Duly Authorized Officer and Principal
                                      Financial Officer, and Principal
                                      Accounting Officer)


May 13, 1999

                                  Exhibit Index


Exhibit
Number       Exhibit Description
-------      -------------------

27           Financial Data Schedule - Three Months Ended March 31, 1999