Form 10-K405/A
period 1998-12-31
AVTEL COMMUNICATIONS INC/DE
filed 1999-07-02
CIK 1005974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

                              AMENDMENT NO. 1 TO

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

     AvTel Communications, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 1998. This amendment is prompted by the restatement of AvTel's consolidated financial statements for the year ended December 31, 1998. AvTel's net loss for 1998 has been decreased by $1,325,000, from the previously-reported $7,127,318 ($.74 per share common--basic and diluted) to $5,802,318 ($.61 per common share--basic and diluted).

     The restated consolidated financial statements recognize the tax benefit of carrying back $4,294,000 of the 1998 net operating loss to reduce prior years' taxable income. AvTel expects to receive a refund of approximately $1,325,000 of taxes paid in prior years and has recorded a receivable of that amount. The 1998 income tax benefit was increased by a corresponding amount.

     Included in this Form 10-K/A is condensed quarterly operating information which reflects the effects of utilizing the net operating loss to offset prior taxes paid.

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

STATEMENT OF OPERATIONS DATA:

                                                               YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------
                                          1998            1997           1996           1995           1994
                                      -------------  --------------  -------------  -------------  -------------
Revenues............................  $  44,013,498  $   51,389,080  $  71,558,295  $  64,289,718  $  59,551,307
Operating income (loss).............     (7,423,753)    (10,757,960)     4,091,034      2,422,393        604,109
Net income (loss)...................     (5,802,318)    (10,191,720)     2,566,734     (2,440,493)       643,200
Net loss per common share
  --basic and diluted...............          (0.61)          (1.23)           N/A            N/A            N/A
Cash dividends per
  common share......................       --              --             --             --             --

------------------------

N/A--Not applicable

BALANCE SHEET DATA:

                                                                  AS OF DECEMBER 31,
                                       -------------------------------------------------------------------------
                                           1998           1997           1996           1995           1994
                                       -------------  -------------  -------------  -------------  -------------
Working capital (deficit)............  $  (1,697,959) $   5,570,657  $   6,066,620  $     206,071  $    (140,741)
Total Assets.........................     15,959,354     18,724,850     20,338,404     17,580,694     14,957,279
Long term borrowings.................      1,112,890       --             --             --             --
Stockholders' Equity.................      4,510,253      7,809,048      7,861,883      3,539,522      2,372,333

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

    INCOME TAXES

    The Company recognized a current and deferred tax benefit of $1,527,000 for the year ended December 31, 1998 compared to $276,000 for the year ended December 31, 1997. The tax benefit in 1998 resulted from the loss from operations and the current portion of the benefit is attributable to the carryback of a portion of such loss to prior years. As of December 31, 1998, the Company has net operating loss carryforwards for federal tax purposes of approximately $4.9 million which are available on a limited basis to offset future federal taxable income, if any, through 2018.

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

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 1998 and 1997, the Company reported net losses of $5,802,318 and $10,191,720, respectively. In addition, as of December 31, 1998, the Company had a working capital deficit of $1,697,959, and for the year ended December 31, 1998, net cash used in operations totaled $5,978,797.

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

    As of December 31, 1998, the Company had a working capital deficit of $1.7 million. The Company's accounts receivable decreased to $4.8 million at December 31, 1998 from $7.0 million at December 31, 1997. The decrease was primarily due to a corresponding decrease in sales described elsewhere in this discussion. Current liabilities increased to $10.2 million as of December 31, 1998 from $9.8 million as of December 31, 1997. The increase in current liabilities is due to the additional liabilities acquired with the purchase of RLI, offset by the decrease in accrued liabilities due to a corresponding decrease in sales. Sales and excise taxes included in current liabilities increased to $1.4 million for the year ended December 31, 1998 from $736,000 for the year ended December 31, 1997, as a result of the tax liabilities assumed with the purchase of RLI. Due to affiliates decreased to $324,000 for the year ended December 31, 1998 from $2.7 million for the year ended December 31, 1997. In 1998, Pacific Gateway Exchange ("PGE") was no longer affiliated with the Company. As of December 31, 1997, $2.3 million was included in due to affiliates associated with PGE.

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

                                    PART III

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

                                AVTEL COMMUNICATIONS, INC.

Dated: July 2, 1999             By              /s/ ANTHONY E. PAPA
                                     -----------------------------------------
                                                  Anthony E. Papa,
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AvTel Communications, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles, after restatement for the income tax refund receivable discussed in Note 5. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Dallas, Texas
April 14, 1999, except as to Note 5
  which is as of July 2, 1999

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                                         1998           1997
                                                                                     -------------  -------------
                                      ASSETS
Current assets:
  Cash and cash equivalents........................................................  $     911,179      4,807,441
  Accounts receivable, net.........................................................      4,804,532      6,961,953
  Due from affiliates..............................................................        501,858      2,127,771
  Federal and state income tax receivable..........................................      1,325,000        598,970
  Other current assets.............................................................        921,435        861,950
                                                                                     -------------  -------------
    Total current assets...........................................................      8,464,004     15,358,085
Property and equipment, net........................................................      1,684,707      1,791,682
Goodwill, net......................................................................      4,463,747             --
Other assets, net..................................................................      1,346,896      1,575,083
                                                                                     -------------  -------------
    Total assets...................................................................  $  15,959,354     18,724,850
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued expenses......................................  $   2,643,761      1,546,762
  Accrued network service costs....................................................      4,217,206      4,319,198
  Sales and excise taxes payable...................................................      1,433,483        736,012
  Unearned revenue.................................................................        954,101             --
  Due to affiliates................................................................        324,020      2,719,417
  Other current liabilities........................................................        589,392        466,039
                                                                                     -------------  -------------
    Total current liabilities......................................................     10,161,963      9,787,428
Deferred income taxes..............................................................             --        498,712
Long term borrowings...............................................................      1,112,890             --
Other liabilities..................................................................          5,381         50,782
Common stock subject to put option (note 4)........................................        168,867        578,880
                                                                                     -------------  -------------
    Total liabilities..............................................................     11,449,101     10,915,802
                                                                                     -------------  -------------
Stockholders' equity:
  Preferred stock, authorized 750,000 shares, $0.01 par value......................             --             --
  Series A convertible preferred stock, authorized 250,000 shares, $0.01 par value, cumulative as to 8% dividends, 147,700 and 207,700 shares issued and outstanding at December 31, 1998 and 1997 respectively. (Liquidation preference
    of $704,032 December 31, 1998 including dividends in arrears.).................          1,477          2,077
  Common stock, Authorized 20,000,000 shares, $0.01 par value; issued 10,409,473 and 11,437,056 shares at December 31, 1998 and 1997 respectively, including
    112,578 and 385,920 shares subject to put options on December 31, 1998 and 1997
    respectively...................................................................        102,969        110,511
  Additional paid in capital.......................................................     19,630,404     17,138,739
  Accumulated deficit..............................................................    (15,224,597)    (9,422,279)
  Treasury stock, none at December 31, 1998 and 1,999,997 common shares at December
    31, 1997.......................................................................             --        (20,000)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................      4,510,253      7,809,048
                                                                                     -------------  -------------
Commitments and contingencies
    Total liabilities and stockholders' equity.....................................  $  15,959,354     18,724,850
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                         1998            1997           1996
                                                                     -------------  --------------  -------------
Revenues (note 6)..................................................  $  44,013,498      51,389,080     71,558,295
Cost of revenues (note 6)..........................................     31,849,354      36,227,507     47,674,396
                                                                     -------------  --------------  -------------
    Gross margin...................................................     12,164,144      15,161,573     23,883,899
                                                                     -------------  --------------  -------------
Operating expenses:
  Selling, general and administrative (note 6).....................     18,480,576      16,141,132     18,798,925
  Acquisition related write off (note 2)...........................             --       9,098,545             --
  Depreciation and amortization....................................      1,107,321         679,856        993,940
                                                                     -------------  --------------  -------------
                                                                        19,587,897      25,919,533     19,792,865
                                                                     -------------  --------------  -------------
    Operating income (loss)........................................     (7,423,753)    (10,757,960)     4,091,034

Interest expense (note 6)..........................................        (86,251)        (11,692)      (230,922)
Other income, net..................................................        181,107         301,580        393,498
                                                                     -------------  --------------  -------------
    Income (loss) before income tax expense........................     (7,328,897)    (10,468,072)     4,253,610
                                                                     -------------  --------------  -------------
Income tax expense (benefit).......................................     (1,526,579)       (276,352)     1,686,876
                                                                     -------------  --------------  -------------
                                                                     -------------  --------------  -------------
    Net income (loss)..............................................  $  (5,802,318)    (10,191,720)     2,566,734
                                                                     -------------  --------------  -------------
                                                                     -------------  --------------  -------------
Net loss per common share--basic and diluted (note 8)..............  $       (0.61)          (1.23)
                                                                     -------------  --------------
                                                                     -------------  --------------
Weighted average number of common shares...........................      9,633,474       8,267,296
                                                                     -------------  --------------
                                                                     -------------  --------------

          See accompanying notes to consolidated financial statements.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                            PREFERRED STOCK              COMMON STOCK
                                          --------------------   ----------------------------
                                           SHARES      AMOUNT       SHARES         AMOUNT
                                          ---------   --------   ------------   -------------
Balances at December 31, 1995...........         --        --       6,872,883       5,336,815
  Purchase of common stock..............         --        --              --              --
  Issuance of common stock..............         --        --       1,463,771       2,195,211
  Net income............................         --        --              --              --
                                          ---------   --------   ------------   -------------
Balances at December 31, 1996...........         --        --       8,336,654       7,532,026
  Acquisition of Best (note 2)..........         --        --         934,987       3,361,208
  Share for share exchange between AvTel
    and Matrix (note 2):
    Reverse acquisition of AvTel........    207,700     2,077       1,839,563          18,396
    Reflect new capitalization of
      Company...........................         --        --        (171,548)    (10,802,234)
  Issuance of common stock for exercise
    of options..........................         --        --          15,000             150
  Expired put options (note 4)..........         --        --          96,480             965
  Stock compensation earned (note 7)....         --        --              --              --
  Net loss..............................         --        --              --              --
                                          ---------   --------   ------------   -------------
Balances at December 31, 1997...........    207,700   $ 2,077      11,051,136   $     110,511
  Conversion of preferred stock (note
    4)..................................    (60,000)     (600)         60,000             600
  Issuance of common stock for exercise
    of options and restricted common
    stock...............................         --        --         473,326           4,733
  Issuance of common stock for
    acquisitions (note 2)...............         --        --         680,000           6,800
  Expired put options (note 4)..........         --        --          48,187             482
  Exercised put options (note 6)........         --        --         185,847           1,859
  Purchase of officer notes receivable
    (note 6)............................         --        --              --              --
  Stock compensation earned (note 7)....         --        --              --              --
  Retirement of treasury stock..........         --        --      (2,201,601)        (22,016)
  Net loss..............................         --        --              --              --
                                          ---------   --------   ------------   -------------
Balances at December 31, 1998...........    147,700   $ 1,477      10,296,895   $     102,969
                                          ---------   --------   ------------   -------------
                                          ---------   --------   ------------   -------------

                                                        RETAINED
                                          ADDITIONAL    EARNINGS         TREASURY STOCK
                                           PAID IN    (ACCUMULATED   -----------------------
                                           CAPITAL      DEFICIT)       SHARES      AMOUNT        TOTAL
                                          ----------  ------------   ----------  -----------  -----------
Balances at December 31, 1995...........         --    (1,797,293)           --           --    3,539,522
  Purchase of common stock..............         --            --      (171,548)    (439,584)    (439,584)
  Issuance of common stock..............         --            --            --           --    2,195,211
  Net income............................         --     2,566,734            --           --    2,566,734
                                          ----------  ------------   ----------  -----------  -----------
Balances at December 31, 1996...........         --       769,441      (171,548)    (439,584)   7,861,883
  Acquisition of Best (note 2)..........         --            --    (1,999,997)  (3,317,940)      43,268
  Share for share exchange between AvTel
    and Matrix (note 2):
    Reverse acquisition of AvTel........  9,129,040            --            --           --    9,149,513
    Reflect new capitalization of
      Company...........................  7,064,710            --       171,548    3,737,524           --
  Issuance of common stock for exercise
    of options..........................     52,350            --            --           --       52,500
  Expired put options (note 4)..........    143,755            --            --           --      144,720
  Stock compensation earned (note 7)....    748,884            --            --           --      748,884
  Net loss..............................         --   (10,191,720)           --           --  (10,191,720)
                                          ----------  ------------   ----------  -----------  -----------
Balances at December 31, 1997...........  17,138,739   (9,422,279)   (1,999,997) $   (20,000)   7,809,048
  Conversion of preferred stock (note
    4)..................................         --            --            --           --           --
  Issuance of common stock for exercise
    of options and restricted common
    stock...............................    512,879            --            --           --      517,612
  Issuance of common stock for
    acquisitions (note 2)...............  1,526,950            --            --           --    1,533,750
  Expired put options (note 4)..........     36,770            --            --           --       37,252
  Exercised put options (note 6)........    372,918            --      (201,604)      (2,016)     372,761
  Purchase of officer notes receivable
    (note 6)............................   (435,000 )          --            --           --     (435,000)
  Stock compensation earned (note 7)....    477,148            --            --           --      477,148
  Retirement of treasury stock..........         --            --     2,201,601       22,016           --
  Net loss..............................         --    (5,802,318)           --           --   (5,802,318)
                                          ----------  ------------   ----------  -----------  -----------
Balances at December 31, 1998...........  19,630,404  (15,224,597)           --  $        --    4,510,253
                                          ----------  ------------   ----------  -----------  -----------
                                          ----------  ------------   ----------  -----------  -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                             1998          1997         1996
                                                                                          -----------  ------------  -----------
Cash flows from operating activities:
  Net income (loss).....................................................................  $(5,802,318) $(10,191,720)   2,566,734
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization.......................................................    1,107,321       679,856      993,940
    Amortization of advanced commissions................................................      220,928     1,355,492      618,791
    Acquisition related write off.......................................................           --     9,098,545           --
    Gain on disposition of assets.......................................................      (83,139)           --           --
    Provision for bad debts.............................................................    2,727,803     1,829,770    1,461,471
    Deferred income taxes...............................................................     (498,712)      (80,377)    (321,678)
    Stock compensation earned...........................................................      477,148       748,884           --
    Equity in income of DNS.............................................................           --            --     (122,327)
    Changes in certain operating assets and liabilities:
      Accounts receivable...............................................................      374,477     1,969,332   (1,971,970)
      Due from affiliates...............................................................     (106,071)     (915,357)     345,336
      Federal and state income tax receivable...........................................     (741,094)     (598,970)          --
      Other current assets..............................................................     (224,820)    1,787,672     (393,781)
      Accounts payable and accrued liabilities..........................................   (1,034,923)   (2,876,789)  (1,397,160)
      Due to affiliates.................................................................   (2,395,397)   (1,138,568)    (742,663)
                                                                                          -----------  ------------  -----------
        Net cash provided by (used in) operating activities.............................   (5,978,797)    1,667,770    1,036,693
                                                                                          -----------  ------------  -----------
Cash flows from investing activities:
  Cash received (paid) in acquisitions (note 2).........................................     (474,082)      477,643           --
  Loans to affiliate....................................................................           --    (2,000,000)          --
  Payments received on loans to affiliates..............................................    1,798,889       201,111           --
  Purchase of property and equipment....................................................     (473,089)     (212,421)    (701,718)
  Repayments from DNS, net..............................................................           --            --    1,577,432
  Proceeds from sale of property and equipment..........................................       94,370         2,749      (14,482)
                                                                                          -----------  ------------  -----------
        Net cash provided by (used in) investing activities.............................      946,088    (1,530,918)     861,232
                                                                                          -----------  ------------  -----------
Cash flows from financing activities:
  Principal payments on capital leases..................................................      (59,055)       (4,306)          --
  Issuance of common stock for exercise of options......................................      517,612        52,500           --
  Borrowings on line of credit..........................................................    9,753,467            --           --
  Amounts paid on line of credit........................................................   (8,640,577)           --           --
  Purchase of officer notes receivable..................................................     (435,000)           --           --
  Purchase of common stock for treasury.................................................           --            --     (439,583)
                                                                                          -----------  ------------  -----------
        Net cash provided by (used in) financing activities.............................    1,136,447        48,194     (439,583)
                                                                                          -----------  ------------  -----------
Net increase (decrease) in cash and cash equivalents....................................   (3,896,262)      185,046    1,458,342
Cash and cash equivalents at beginning of year..........................................    4,807,441     4,622,395    3,164,053
                                                                                          -----------  ------------  -----------
Cash and cash equivalents at end of year................................................  $   911,179  $  4,807,441    4,622,395
                                                                                          -----------  ------------  -----------
                                                                                          -----------  ------------  -----------
Cash paid (received) during the year for:
  Interest..............................................................................  $    86,121        11,594      212,404
                                                                                          -----------  ------------  -----------
                                                                                          -----------  ------------  -----------
  Income taxes, net of refunds..........................................................  $  (487,007)      925,161    1,482,103
Noncash financing activities:
  Common stock issued for advanced commissions..........................................  $        --            --    2,195,211
                                                                                          -----------  ------------  -----------
                                                                                          -----------  ------------  -----------
  Common stock issued for receivable from major shareholder.............................  $        --            --      723,600
                                                                                          -----------  ------------  -----------
                                                                                          -----------  ------------  -----------
  Common stock issued for Best acquisition..............................................  $        --     3,361,208           --
                                                                                          -----------  ------------  -----------
                                                                                          -----------  ------------  -----------
  Treasury stock acquired with Best acquisition.........................................  $        --    (3,317,940)          --
                                                                                          -----------  ------------  -----------
                                                                                          -----------  ------------  -----------
  Common and preferred stock issued in AvTel reverse acquisition........................  $        --     9,149,513           --
                                                                                          -----------  ------------  -----------
                                                                                          -----------  ------------  -----------
  Common stock issued for DMI acquisition...............................................  $    30,000            --           --
                                                                                          -----------  ------------  -----------
                                                                                          -----------  ------------  -----------
  Common stock issued for RLI acquisition...............................................  $   650,000            --           --
                                                                                          -----------  ------------  -----------
                                                                                          -----------  ------------  -----------

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

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (B) LIQUIDITY

    The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 1998 and 1997, the Company reported net losses of $5,802,318 and $10,191,720, respectively. In addition, as of December 31, 1998, the Company had a working capital deficit of $1,697,959, and for the year ended December 31, 1998, net cash used in operations totaled $5,978,797.

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

    Unaudited pro forma results of operations of the Company as if the share exchange of Matrix and the acquisitions of Best, DMI and RLI had occurred as of the beginning of the periods presented is as follows:

                                                                      YEAR ENDED DECEMBER 31
                                                                  ------------------------------
                                                                       1998            1997
                                                                  --------------  --------------
Revenue.........................................................  $   49,711,440  $   58,967,268
Loss from operations............................................      (8,909,490)    (12,749,469)
Net loss........................................................      (7,799,180)    (12,378,014)
Proforma net loss per share.....................................  $        (0.76) $        (1.02)

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

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(5) FEDERAL AND STATE INCOME TAXES

    The provision for income taxes consisted of the following:

                                                           1998         1997          1996
                                                        -----------  -----------  ------------
Current tax expense (benefit):
  Federal.............................................  $(1,325,000) $  (234,899) $  1,751,047
  State and local.....................................        7,531      (41,453)      257,507
                                                        -----------  -----------  ------------
                                                         (1,317,469)    (276,352)    2,008,554
                                                        -----------  -----------  ------------
Deferred tax expense (benefit):
  Federal.............................................     (209,110)          --      (254,350)
  State and local.....................................           --           --       (67,328)
                                                        -----------  -----------  ------------
                                                           (209,110)          --      (321,678)
                                                        -----------  -----------  ------------
                                                        $(1,526,579) $  (276,352) $  1,686,876
                                                        -----------  -----------  ------------
                                                        -----------  -----------  ------------

    Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:

                                                        1998           1997           1996
                                                    -------------  -------------  ------------
Computed "expected" tax expense (benefit).........  $  (2,491,825) $  (3,559,144) $  1,404,637
State and local taxes, net of federal income tax
  effect..........................................       (135,961)       (27,359)      125,518
Other nondeductible items.........................         22,539      3,093,522            --
Losses not providing tax benefit..................      1,269,289        330,190            --
Other.............................................       (190,621)      (113,561)      156,721
                                                    -------------  -------------  ------------
                                                    $  (1,526,579) $    (276,352) $  1,686,876
                                                    -------------  -------------  ------------
                                                    -------------  -------------  ------------

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

                                                          DECEMBER 31
                                                     ----------------------
                                                        1998        1997
                                                     ----------  ----------
Deferred tax assets
  Net operating loss and alternative minimum
    tax credit carryovers..........................  $2,169,634  $  814,425
  Compensation related items.......................     480,137     299,554
  Contingent liabilities and other.................     268,340     204,978
                                                     ----------  ----------
  Gross deferred tax asset.........................   2,918,111   1,318,957
  Less valuation allowance.........................  (2,453,958) (1,184,669)
                                                     ----------  ----------
    Net deferred tax asset.........................     464,153     134,288

Deferred tax liabilities:
  Customer base intangible.........................    (464,153)   (633,000)
                                                     ----------  ----------
    Net deferred tax liability.....................  $       --  $ (498,712)
                                                     ----------  ----------
                                                     ----------  ----------

    The valuation allowance for deferred tax assets increased $1,269,289 and $1,184,669 during 1998 and 1997, respectively.

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prior taxes paid in making this assessment. Based upon its evaluation of these factors, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance, at December 31, 1998. At December 31, 1998, the Company has net operating loss carryforwards for federal tax purposes of approximately $4,860,000 which are available on a limited basis to offset future federal taxable income, if any, through 2018. When realized, such benefit will first be utilized to reduce intangible assets recorded in the reverse acquisition of AvTel by Matrix.

     In accordance with the Internal Revenue Code of 1986, as amended, the Company may carryback the 1998 net operating loss, subject to certain limitations, up to two (2) years to reduce prior years' taxable income. Any unused portion may be carried forward up to twenty (20) years. The Company expects to utilize $4,294,000 of the net operating loss to offset prior years' taxable income resulting in a refund of approximately $1,325,000 of taxes previously paid.

     The Company's 1998 consolidated financial statements have been restated to give effect to the recognition of the income tax receivable discussed in the preceding paragraph. As a result of this restatement, net loss for the year ended December 31, 1998 has been decreased by $1,325,000 ($0.13 per common share--basic and diluted) from amounts previously reported.

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

    Due from affiliates consists of the following:

                                                            DECEMBER 31
                                                        --------------------
                                                          1998       1997
                                                        ---------  ---------
Core Marketing--note receivable due September 1,
  1998................................................  $      --  $1,798,889
UICI Administrators (long distance services)..........    308,346     94,417
Interactive Media Works (IMW) (long distance
  services)...........................................      6,214     25,263
Core Marketing (long distance services)...............     82,695    111,280
AMLI Management Co. (long distance services)..........     10,695         --
Other receivables from various affiliates.............     93,908     97,922
                                                        ---------  ---------
                                                        $ 501,858  $2,127,771
                                                        ---------  ---------
                                                        ---------  ---------

    Due to affiliates consists of the following:

                                                                         1998         1997
                                                                      ----------  ------------
PGE (not considered an affiliate in 1998)...........................  $       --  $  2,335,787
Group Association (UGA) and Core Marketing (commissions)............       5,339       134,618
Other payables to various affiliates................................     318,681       249,012
                                                                      ----------  ------------
                                                                      $  324,020  $  2,719,417
                                                                      ----------  ------------
                                                                      ----------  ------------

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(6) RELATED PARTY TRANSACTIONS (CONTINUED)
    Significant services and transactions incurred in the normal course of operations with affiliated companies are summarized as follows:

                                                                            1998          1997          1996
                                                                        ------------  ------------  -------------
Revenues include the following:
  U.S. Telco-billing and collection services, customer service and
    accounting services...............................................  $         --  $    200,370  $          --
  Long distance revenues from affiliates: UGA, UICI, IMW, Core
    Marketing, and AMLI...............................................     4,592,040     3,351,375      5,445,903
                                                                        ------------  ------------  -------------
                                                                        $  4,592,040  $  3,551,745  $   5,445,903
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
Cost of revenues includes the following:
  Network transmission services--PGE (not considered an affiliate in
    1998).............................................................  $         --  $ 15,917,688  $  20,527,236
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
Selling, general and administrative expenses include the following:
  Expenses paid on behalf of PGE (not considered an affiliate in 1998)
    for access services, for which the Company was reimbursed.........  $         --  $  3,534,154  $   5,040,051
  Expenses incurred for leasing employees from United Group Service
    Center............................................................     5,581,428     4,395,820      4,542,007
  Sales commissions to affiliates:
    Core Marketing, UICI, UGA, Best Connections and AMLI..............       140,187       990,533      5,335,233
  Overhead expenses reimbursed to/from UGA Divisions..................       241,810       110,761         77,231
  Core Marketing--casual mailings and telemarketing...................        21,425       603,742             --
                                                                        ------------  ------------  -------------
                                                                        $  5,984,850  $  9,635,010  $  14,994,522
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
Interest expense includes the following:
  Interest paid to shareholder........................................  $         --  $         --  $     173,380
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------

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

                                                                     1998            1997
                                                                 -------------  --------------
Numerator:
  Net loss.....................................................  $  (5,802,318)    (10,191,720)
  Less preferred dividends.....................................         47,264           5,540
                                                                 -------------  --------------
    Loss applicable to common shareholders.....................  $  (5,849,582)    (10,197,260)
                                                                 -------------  --------------
                                                                 -------------  --------------
Denominator:
  Weighted average number of common shares used in basic and
    diluted loss per common share..............................      9,633,474       8,267,296
                                                                 -------------  --------------
                                                                 -------------  --------------
  Basic and diluted loss per common share......................  $       (0.61)          (1.23)
                                                                 -------------  --------------
                                                                 -------------  --------------

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

    During 1998, the Company measured and monitored the progress of BMG and CMG based on revenues from external customers and gross margin. The results for the year ended December 31, 1998 are as follows:

                                YEAR ENDED DECEMBER 31, 1998
---------------------------------------------------------------------------------------------
                                                       BMG            CMG           TOTAL
                                                   ------------  -------------  -------------
Revenue from external customers..................  $  6,338,114     37,675,384     44,013,498
Gross margin.....................................     1,846,895     10,317,249     12,164,144

Total assets.....................................     8,079,998      7,879,356     15,959,354

                                YEAR ENDED DECEMBER 31, 1997
---------------------------------------------------------------------------------------------
                                                       BMG            CMG           TOTAL
                                                   ------------  -------------  -------------
Revenue from external customers..................  $  5,791,993     45,597,087     51,389,080
Gross margin.....................................     1,715,205     13,446,368     15,161,573

Total assets.....................................     2,241,825     16,483,025     18,724,850

                                YEAR ENDED DECEMBER 31, 1996
---------------------------------------------------------------------------------------------
                                                       BMG            CMG           TOTAL
                                                   ------------  -------------  -------------
Revenue from external customers..................  $  6,368,460     65,189,835     71,558,295
Gross margin.....................................     2,135,461     21,748,438     23,883,899

Total assets.....................................       705,964     19,632,440     20,338,404

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

    The Company paid Trinity Capital Advisors, Inc. $60,000 as compensation for arranging the placement of the Series B Stock.

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      1998
                                    -------------------------------------------------------------------------
                                      1st Qtr         2nd Qtr        3rd Qtr         4th Qtr         Total
                                      -------         -------        -------         -------         -----
 Revenues                            12,444,839      11,294,866     10,589,137      9,684,656      44,013,498
 Gross margin                         3,156,844       2,938,848      3,336,290      2,732,162      12,164,144
 Net loss as previously reported     (1,672,490)     (2,112,947)    (1,208,539)    (2,133,342)     (7,127,318)
 Tax benefit from NOL carryback
  (note 5)                              304,448         413,004        156,006        451,542       1,325,000
 Adjusted net loss                   (1,368,042)     (1,699,943)    (1,052,533)    (1,681,800)     (5,802,318)

 Net loss per  common share -
  basic and diluted as previously
  reported                                (0.18)          (0.22)         (0.13)         (0.22)          (0.74)
 Net loss per  common share -
  basic and diluted adjusted for
  tax benefit from NOL carryback          (0.15)          (0.18)         (0.11)         (0.17)          (0.61)

     During each of the quarters in 1998 the Company incurred a net operating loss for federal income tax purposes. Approximately $4,294,000 of the NOL may be carried back to reduce taxable income in prior years. The 1998 quarterly information has been adjusted to reflect the tax benefit of the carryback of the tax NOL in each quarter.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                    BALANCE AT                                     BALANCE AT
                                                     BEGINNING                                       END OF
DESCRIPTION                                          OF PERIOD     ADDITIONS       DEDUCTIONS        PERIOD
--------------------------------------------------  -----------  -------------    -------------    ----------
Allowance for doubtful
  Accounts and other
  Provisions--years ended:
  December 31, 1998...............................  $   982,000      2,728,000(a)     2,775,000(b)    935,000
                                                    -----------  -------------    -------------    ----------
                                                    -----------  -------------    -------------    ----------
  December 31, 1997...............................  $   627,000      1,830,000(a)     1,475,000(b)    982,000
                                                    -----------  -------------    -------------    ----------
                                                    -----------  -------------    -------------    ----------
  December 31, 1996...............................  $   730,000      1,461,000(a)     1,564,000(b)    627,000
                                                    -----------  -------------    -------------    ----------
                                                    -----------  -------------    -------------    ----------

Valuation allowance for
  deferred tax assets:
  December 31, 1998...............................  $ 1,185,000      1,269,000(c)            --     2,454,000
                                                    -----------  -------------    -------------    ----------
                                                    -----------  -------------    -------------    ----------
  December 31, 1997...............................  $        --      1,185,000(c)            --     1,185,000
                                                    -----------  -------------    -------------    ----------
                                                    -----------  -------------    -------------    ----------
  December 31, 1996...............................  $        --             --               --            --
                                                    -----------  -------------    -------------    ----------
                                                    -----------  -------------    -------------    ----------

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

  2.6 Stock Purchase Agreement, dated as of July 22, 1998, among the Registrant and the shareholders of Remote Lojix/PCSI, Inc. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

  2.7 First Amendment to Stock Purchase Agreement, dated as of August 18, 1998, among the Registrant and the shareholders of Remote Lojix/PCSI, Inc.
         (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

  2.8 Earnout Agreement, dated as of October 30, 1998, among the Registrant and certain shareholders of Remote Lojix/PCSI, Inc. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

  3.1 Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1997).

  3.2  Certificate of Designations, Preferences and Rights of Series B
       Convertible Preferred Stock. (Incorporated by reference to Registrant's
       Annual Report on Form 10-K for the year ended December 31, 1998).

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

 10.5  First Amendment to New Best Connections, Inc. Amended and Restated 1997
         Option Plan. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

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

 10.12 License Agreement dated as of March 1, 1999, between Matrix Telecom, Inc.
         and Electronic Data Systems Corporation. (Incorporated by reference to
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1998).

 10.13 Convertible Preferred Stock and Warrants Purchase Agreement dated as of
         April 5, 1999, among Registrant, AMRO International, S.A., Austinvest
         Anstalt Balzers, and Esquire Trade & Finance Inc. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).


 10.14 Registration Rights Agreement dated as of April 5, 1999, among Registrant,
         AMRO International, S.A., Austinvest Anstalt Balzers, and Esquire Trade
         & Finance Inc. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
 10.15 Stock Purchase Warrants granted by Registrant to AMRO International, S.A.,
         Austinvest Anstalt Balzers, and Esquire Trade & Finance Inc. (Incorporated
         by reference to Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1998).

 21    List of Subsidiaries. (Incorporated by reference to Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1998).

 23    Consent of KPMG LLP.

 27    Restated Financial Data Schedule.