Form 10-Q/A
period 1999-03-31
AVTEL COMMUNICATIONS INC/DE
filed 1999-07-02
CIK 1005974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                   FORM 10-Q/A
                                    ---------

                                AMENDMENT NO. 1 T0

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

EXPLANATORY NOTE

         AvTel Communications, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999. The consolidated financial information contained in such report has been adjusted to reflect an income tax receivable of $1,325,000, with a corresponding increase in stockholders' equity. The adjustment was recorded in AvTel's Form 10-K/A for the year ended December 31, 1998, which was filed with the Commission on July 2, 1999. Additionally, the net loss for the three month period ended March 31, 1998 has been decreased by $304,448, from the previously-reported $1,672,490 ($0.18 per common share--basic and diluted) to $1,368,042 ($0.15 per common share--basic and diluted). The adjustment reflects the effect on the period ended March 31, 1998 of the net operating loss carryback.

         The restated consolidated financial information recognizes the tax benefit of carrying back the net operating loss to reduce prior years' taxable income.

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


PART II.           OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                           17

Signature Page                                                                18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,          December 31,
                                                                                          1999                1998
                                                                                      (Unaudited)
                                                                                      ------------         ------------
             ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                       $    588,759              911,179
      Accounts receivable, net                                                           4,335,567            4,804,532
      Due from affiliates                                                                  168,797              501,858
      Federal and state income tax receivable                                            1,325,000            1,325,000
      Other current assets                                                                 643,721              921,435
                                                                                      ------------         ------------
                                  Total current assets                                   7,061,844            8,464,004
Property and equipment, net                                                              1,673,604            1,684,707
Goodwill, net                                                                            4,359,945            4,463,747
Other assets, net                                                                        1,253,197            1,346,896
                                                                                      ------------         ------------
                                  Total assets                                        $ 14,348,590           15,959,354
                                                                                      ------------         ------------
                                                                                      ------------         ------------

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and other accrued expenses                                     $  2,857,041            2,643,761
      Accrued network services costs                                                     4,294,598            4,217,206
      Sales and excise tax payable                                                       1,475,506            1,433,483
      Unearned revenue                                                                     867,948              954,101
      Due to affiliates                                                                    193,368              324,020
      Other current liabilities                                                            653,091              589,392
                                                                                      ------------         ------------
                                  Total current liabilities                             10,341,552           10,161,963
Long term borrowings                                                                     2,188,458            1,112,890
Common stock subject to put option                                                         168,867              168,867
Other liabilities                                                                            3,196                5,381
                                                                                      ------------         ------------
                                  Total liabilities                                     12,702,073           11,449,101
                                                                                      ------------         ------------

STOCKHOLDERS' EQUITY
      Preferred stock, authorized 750,000 shares, $0.01 par value                             --                   --
      Series A convertible preferred stock, aurthorized 250,000 shares,
        $0.01 par value, cumulative as to 8% dividends, 147,700 shares issued and outstanding. (Liquidation preference of $704,032
        including dividends in arrears.)                                                     1,477                1,477
      Common stock, authorized 20,000,000 shares, $0.01 par value, issued 10,565,335 and 10,409,473 shares at March 31, 1999 and December
        31, 1998 respectively, including 112,578 shares subject
        to put options                                                                     104,527              102,969
      Additional paid in capital                                                        19,854,984           19,630,404
      Accumulated deficit                                                              (18,314,360)         (15,224,597)
      Treasury stock, $0.01 par value, 11,075 at March 31, 1999 and none
        at December 31, 1998                                                                  (111)                --
                                                                                      ------------         ------------
                                  Total stockholders' equity                             1,646,517            4,510,253
Commitments and contingencies                                                                 --                   --
                                                                                      ------------         ------------
                                  Total liabilities and stockholders' equity          $ 14,348,590           15,959,354
                                                                                      ------------         ------------
                                                                                      ------------         ------------

See accompanying Notes to Consolidated Financial Statements.

                   AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              Three Months
                                                                             Ended March 31,
                                                                    ---------------------------------
                                                                        1999                 1998
                                                                    ------------         ------------
REVENUES                                                            $  9,322,414           12,444,839

COST OF REVENUES                                                       6,620,713            9,287,995
                                                                    ------------         ------------
GROSS MARGIN                                                           2,701,701            3,156,844

Operating expenses
      Selling, general and administrative                              5,289,312            4,582,446
      Depreciation and amortization                                      394,579              278,868
                                                                    ------------         ------------
         Total operating expenses                                      5,683,891            4,861,314
                                                                    ------------         ------------
OPERATING LOSS                                                        (2,982,190)          (1,704,470)

Interest expense                                                         (99,144)             (11,975)
Other income, net                                                         15,203               43,955
                                                                    ------------         ------------
Loss before income taxes                                              (3,066,131)          (1,672,490)

Income tax benefit                                                          --                304,448
                                                                    ------------         ------------
NET  LOSS                                                           $ (3,066,131)          (1,368,042)
                                                                    ------------         ------------
                                                                    ------------         ------------
Net loss per share - basic and diluted                              $      (0.29)               (0.15)
                                                                    ------------         ------------
                                                                    ------------         ------------
Weighted average number of common shares - basic and diluted          10,482,416            9,477,489
                                                                    ------------         ------------
                                                                    ------------         ------------



See accompanying Notes to Consolidated Financial Statements.

                   AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                    Three Months
                                                                                   Ended March 31,
                                                                           -------------------------------
                                                                               1999                1998
                                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                             $(3,066,131)         (1,368,042)
      Adjustments to reconcile net loss to net to net cash used in operating activities:
                Depreciation and amortization                                  394,579             278,868
                Loss on disposition of assets                                   14,562                --
                Amortization of advanced commissions                              --               173,919
                Provision for bad debts                                        475,422             749,725
                Stock compensation earned                                       81,356             234,098
      Changes in certain operating assets and liabilities:
                Accounts receivable                                             (6,457)         (1,210,854)
                Due from affiliates                                            333,061             223,966
                Federal and state income tax receivable                           --              (311,324)
                Other current assets                                           277,714            (314,224)
                Accounts payable and accrued liabilities                       318,948             214,681
                Due to affiliate                                              (130,652)            176,617
                                                                           -----------         -----------
                Net cash used in operating activities                       (1,307,598)         (1,152,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions of property and equipment                                     (201,587)            (88,431)
      Payments received on loans to affiliates                                    --               410,192
      Proceeds from sale of property and equipment                               1,050                --
                                                                           -----------         -----------
                Net cash provided by (used in) investing activities           (200,537)            321,761

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on capital leases                                     (10,892)            (12,142)
      Issuance of common stock for exercise of options                         222,071              30,455
      Preferred stock dividend payments                                        (23,632)               --
      Borrowing on line of credit                                            9,716,886                --
      Amounts paid on line of credit                                        (8,641,318)               --
      Purchase of common stock for treasury                                    (77,400)               --
                                                                           -----------         -----------
                Net cash provided by financing activities                    1,185,715              18,313
                                                                           -----------         -----------

                Net decrease in cash and cash equivalents                     (322,420)           (812,496)

Cash and cash equivalents at beginning of quarter                              911,179           4,807,441
                                                                           -----------         -----------

Cash and cash equivalents at end of quarter                                $   588,759           3,994,945
                                                                           -----------         -----------
                                                                           -----------         -----------


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

         The Company's consolidated financial statements as of March 31, 1999 and December 31, 1998 have been restated to give effect to the recognition of an income tax receivable of $1,325,000. The Company's consolidated financial statements for the three months ended March 31, 1998 have been restated to give effect to the recognition of an income tax receivable of $304,448. As a result of this restatement, net loss for the three months ended March 31, 1998 has been decreased by $304,448 ($0.03 per common share - basic and diluted) from amounts previously reported.

(2) EARNINGS PER COMMON SHARE

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") in the fourth quarter of 1997, which required companies to present basic earnings per share and diluted earnings per share.

                                                                   March 31,
                                                           1999                 1998
                                                       ------------         ------------
Numerator:
  Net loss                                             $ (3,066,131)          (1,368,042)
  Less preferred dividends                                   11,816               11,816
                                                       ------------         ------------
    Loss applicable to common Shareholders             $ (3,077,947)          (1,379,858)
                                                       ------------         ------------
                                                       ------------         ------------
Denominator:
  Weighted average number of common shares used
  in basic and diluted loss per common share             10,482,416            9,477,489
                                                       ------------         ------------
Basic and diluted loss per common share                $      (0.29)               (0.15)
                                                       ------------         ------------
                                                       ------------         ------------

(3) STOCKHOLDERS' EQUITY

         During February 1999, the Company purchased 11,075 shares of its common stock at prices ranging from $5.875 to $7.41 in the open market pursuant to the Company's 1999 GO Plan. The 1999 GO Plan was established to provide the Company's employees with cash bonuses for up to four years to promote longevity of employment.

(4) LIQUIDITY

         As shown in the consolidated financial statements for the three months ended March 31, 1999, the Company reported a net loss of $3,066,131. In addition, as of March 31, 1999, the Company had a working capital deficit of $3,279,708, and for the three months ended March 31, 1999, net cash used in operations totaled $1,307,598. As a result, the Company must obtain additional financing or make significant changes to operations.

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

                                            THREE MONTHS ENDED MARCH 31, 1999

                                                                   BMG                CMG                Total
                                                                   ---                ---                -----
Revenues                                                        $  2,761,953         6,560,461         9,322,414
Gross margin                                                         646,874         2,054,827         2,701,701
Selling, general and administrative                                1,979,956         3,309,356         5,289,312
Other income, net                                                     16,600            (1,397)           15,203
EBITDA                                                            (1,316,482)       (1,255,926)       (2,572,408)
Total assets                                                       8,106,121         6,242,469        14,348,590

Gross margin                                                                                        $  2,701,701
Selling, general and administrative                                                                    5,289,312
Depreciation and amortization                                                                            394,579
Interest expense                                                                                         (99,144)
Other income, net                                                                                         15,203
                                                                                                      ----------
Net loss                                                                                            $ (3,066,131)
                                                                                                      ----------
                                                                                                      ----------


                                            THREE MONTHS ENDED MARCH 31, 1998

                                                                   BMG                CMG                Total
                                                                   ---                ---                -----
Revenues                                                        $  1,349,846        11,094,993        12,444,839
Gross margin                                                         146,885         3,009,959         3,156,844
Selling, general and administrative                                  607,719         3,974,727         4,582,446
Other income, net                                                      3,325            40,630            43,955
EBITDA                                                              (457,509)         (924,138)       (1,381,647)
Total assets                                                       2,495,046        16,286,216        18,781,262

Gross margin                                                                                        $  3,156,844
Selling, general and administrative                                                                    4,582,446
Depreciation and amortization                                                                            278,868
Interest expense                                                                                         (11,975)
Other income, net                                                                                         43,955
Income tax benefit                                                                                       304,448
                                                                                                      ----------
Net loss                                                                                            $ (1,368,042)
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

Results of Operations

     Consolidated Statements of Operations as a Percent of Revenue
                             (Unaudited)

                                                     Three Months Ended March 31,
                                                       1999              1998
                                                      ------            ------
Revenues                                              100.00%           100.00%

Cost of revenues                                       71.02%            74.63%

Gross margin                                           28.98%            25.37%

Operating expenses
  Selling, general and administrative                  56.74%            36.82%
  Depreciation and amortization                         4.23%             2.24%
                                                      ------            ------
    Total operating expenses                           60.97%            39.06%
                                                      ------            ------
Operating loss                                        (31.99%)          (13.69%)

Interest expense                                       (1.06%)           (0.10%)
Other income, net                                       0.16%             0.35%

Loss before income tax                                (32.89%)          (13.44%)

Income tax benefit                                      0.00%             2.45%
                                                      ------            ------

Net loss                                              (32.89%)          (10.99%)
                                                      ------            ------
                                                      ------            ------

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

         The income tax benefit for the three months ended March 31, 1999 decreased to $0 from $304,000 for the three months ended March 31, 1998. Any tax benefit related to first quarter 1999 net operating losses will be applied to future earnings. Net operating losses for first quarter 1998 were used to reduce prior years' taxable income.

Liquidity and Capital Resources

          As shown in the consolidated financial statements for the three months ended March 31, 1999, the Company reported a net loss of $3,066,131. In addition, as of March 31, 1999, the Company had a working capital deficit of $3,279,708, and for the three months ended March 31, 1999, net cash used in operations totaled $1,307,598. As a result, the Company must obtain additional financing or make significant changes to operations.

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

         Based on the realization of the tax benefit of carrying back 1998 net operating losses to reduce prior years' taxable income, the Company expects to receive a refund of approximately $1,325,000 of taxes paid in prior years, as reflected on the balance sheets as of March 31, 1999 and December 31, 1998.

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


                                  AVTEL COMMUNICATIONS, INC.,
                                   a Delaware corporation



                                  By:  /S/ ANTHONY E. PAPA
                                      ------------------------------------
                                      Anthony E. Papa
                                      Chairman and Chief
                                      Executive Officer
                                      (Duly Authorized Officer)

July 2, 1999

                                  Exhibit Index


Exhibit
Number       Exhibit Description
-------      -------------------

27.1         Restated Financial Data Schedule - Three Months Ended March 31, 1999

27.2         Restated Financial Data Schedule - Three Months Ended March 31, 1998
