Form 10-Q
period 1999-06-30
AVTEL COMMUNICATIONS INC/DE
filed 1999-08-18
CIK 1005974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of July 30, 1999, there were 10,732,124 shares of the Registrant's Common Stock, par value $0.01 per share, issued and outstanding, excluding treasury stock.

                           AVTEL COMMUNICATIONS, INC.

                           QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I.         FINANCIAL INFORMATION

       Item 1.  Financial Statements
                Condensed Consolidated Balance Sheets as of June
                  30, 1999 (Unaudited) and December 31, 1998                   3
                Condensed Consolidated Statements of Operations for
                  the Three Month and Six Month Periods Ended June 30,
                  1999 and 1998 (Unaudited)                                    4
                Condensed Consolidated Statements of Cash Flows for
                  the Three Month and Six Month Periods Ended June 30,
                  1999 and 1998 (Unaudited)                                    5
                Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                  6

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         11

       Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                        19


PART II.        OTHER INFORMATION

       Item 1.  Legal Proceedings                                             20

       Item 2.  Changes in Securities and Use of Proceeds                     20

       Item 3.  Defaults Upon Senior Securities                               21

       Item 4.  Submission of Matters to a Vote of Security Holders           21

       Item 6.  Exhibits and Reports on Form 8-K                              22


Signature Page                                                                23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,                 December 31,
                                                                                        1999                       1998
                                                                                        ----                       ----
                                                                                    (Unaudited)
                                      ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                $             684,989                     911,179
      Accounts receivable, net                                                             4,004,945                   4,804,532
      Due from affiliates                                                                    474,638                     501,858
      Federal and state income tax receivable                                              1,325,000                   1,325,000
      Other current assets                                                                   614,017                     921,435
                                                                                ---------------------      ----------------------
                                  Total current assets                                     7,103,589                   8,464,004
Property and equipment, net                                                                1,963,581                   1,684,707
Goodwill, net                                                                              4,204,868                   4,463,747
Other assets, net                                                                          1,158,710                   1,346,896
                                                                                ---------------------      ----------------------
                                  Total assets                                  $         14,430,748                  15,959,354
                                                                                ---------------------      ----------------------
                                                                                ---------------------      ----------------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and other accrued expenses                               $          3,498,110                   2,643,761
      Accrued network services costs                                                       4,500,953                   4,217,206
      Sales and excise tax payable                                                         1,344,977                   1,433,483
      Due to affiliates                                                                       98,332                     324,020
      Other current liabilities                                                            1,432,464                   1,543,493
                                                                                ---------------------      ----------------------
                                  Total current liabilities                               10,874,836                  10,161,963
Long-term borrowings                                                                       2,226,619                   1,112,890
Common stock subject to put option                                                           112,577                     168,867
Long-term obligations under capital leases                                                   160,840                       5,381
                                                                                ---------------------      ----------------------
                                  Total liabilities                                       13,374,872                  11,449,101
                                                                                ---------------------      ----------------------

STOCKHOLDERS' EQUITY
      Preferred stock, authorized 750,000 shares, $0.01 par value                                  -                           -
      Series A convertible preferred stock, authorized 250,000 shares,
        $0.01 par value, cumulative as to 8% dividends, 147,700 shares issued and outstanding. (Liquidation preference of $704,032
        including dividends in arrears.)                                                       1,477                       1,477
      Series B convertible preferred stock, authorized 1,500 shares,
        $0.01 par value, annual dividends of $30 per share, 1,500 shares
        issued and outstanding. (Liquidation preference of $1,500,000.)                           15                           -
      Common stock, authorized 20,000,000 shares, $0.01 par value, issued 10,579,870 and 10,409,473 shares at June 30, 1999 and
        December 31, 1998, respectively.                                                     105,048                     102,969
      Additional paid in capital                                                          21,384,408                  19,630,404
      Accumulated deficit                                                                (20,434,961)                (15,224,597)
      Treasury stock, $0.01 par value, 11,075 shares at June 30, 1999
        and none at December 31, 1998.                                                          (111)                          -
                                                                                ---------------------      ----------------------
                                  Total stockholders' equity                               1,055,876                   4,510,253
Commitments and contingencies
                                                                                ---------------------      ----------------------
                                  Total liabilities and stockholders' equity    $         14,430,748                  15,959,354
                                                                                ---------------------      ----------------------
                                                                                ---------------------      ----------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Three Months                           Six Months
                                                            Ended June 30,                        Ended June 30,
                                                            --------------                        --------------
                                                       1999              1998                 1999              1998
                                                       ----              ----                 ----              ----
REVENUES                                         $    9,328,361          11,294,866          18,650,775         23,739,705

COST OF REVENUES                                      6,024,066           8,356,018          12,644,779         17,644,013
                                                 ---------------    ----------------     ---------------    ---------------

GROSS MARGIN                                          3,304,295           2,938,848           6,005,996          6,095,692

Operating expenses
      Selling, general and administrative             4,950,477           4,802,586          10,239,790          9,385,032
      Depreciation and amortization                     358,766             265,370             753,345            544,238
                                                 ---------------    ----------------     ---------------    ---------------
         Total operating expenses                     5,309,243           5,067,956          10,993,135          9,929,270

                                                 ---------------    ----------------     ---------------    ---------------
OPERATING LOSS                                       (2,004,948)         (2,129,108)         (4,987,139)        (3,833,578)

Interest expense                                       (113,548)            (17,327)           (212,692)           (29,302)
Other income (expense), net                              (2,104)             33,488              13,099             77,443
                                                 ---------------    ----------------     ---------------    ---------------
Loss before income taxes                             (2,120,600)         (2,112,947)         (5,186,732)        (3,785,437)

Income tax benefit                                            -             413,004                   -            717,452
                                                 ---------------    ----------------     ---------------    ---------------

NET  LOSS                                        $   (2,120,600)         (1,699,943)         (5,186,732)        (3,067,985)
                                                 ---------------    ----------------     ---------------    ---------------
                                                 ---------------    ----------------     ---------------    ---------------

Net loss per share - basic and diluted           $        (0.22)              (0.18)              (0.52)             (0.32)
                                                 ---------------    ----------------     ---------------    ---------------
                                                 ---------------    ----------------     ---------------    ---------------

Weighted average number of
      common shares - basic and diluted              10,549,170           9,549,958          10,512,523          9,513,924
                                                 ---------------    ----------------     ---------------    ---------------
                                                 ---------------    ----------------     ---------------    ---------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                  AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Six Months
                                                                                                     Ended June 30,
                                                                                                     --------------
                                                                                            1999                       1998
                                                                                            ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                     $         (5,186,732)                (3,067,985)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
                Depreciation and amortization                                                   753,345                    544,238
                Loss on disposition of assets                                                    66,421                          -
                Amortization of advanced commissions                                                  -                    220,928
                Provision for bad debts                                                       1,084,812                  1,468,143
                Stock compensation earned                                                       157,324                    563,509
                Changes in certain operating assets and liabilities:
                   Accounts receivable                                                         (285,225)                (1,415,826)
                   Due from affiliates                                                           27,220                   (137,213)
                   Federal and state income tax receivable                                            -                   (228,821)
                   Other current assets                                                         307,418                     90,793
                   Accounts payable and accrued liabilities                                     860,446                   (561,458)
                   Due to affiliate                                                            (225,688)                   (36,036)
                                                                                   ---------------------      ---------------------
                Net cash used in operating activities                                        (2,440,659)                (2,559,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment                                                      (479,395)                  (226,327)
      Payments received on loans to affiliates                                                        -                    437,424
      Proceeds from sale of property and equipment                                                7,650                          -
                                                                                   ---------------------      ---------------------
                Net cash provided by (used in) investing activities                            (471,745)                   211,097

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on capital leases                                                      (27,846)                   (28,881)
      Issuance of common stock for exercise of options                                          294,038                     31,780
      Issuance of Series B preferred stock                                                    1,407,325                          -
      Preferred stock dividend payments                                                         (23,632)                         -
      Borrowing on line of credit                                                            17,525,162                          -
      Amounts paid on line of credit                                                        (16,411,433)                         -
      Purchase of common stock for treasury                                                     (77,400)                         -
                                                                                   ---------------------      ---------------------
                Net cash provided by financing activities                                     2,686,214                      2,899
                                                                                   ---------------------      ---------------------

                Net decrease in cash and cash equivalents                                      (226,190)                (2,345,732)

Cash and cash equivalents at beginning of period                                                911,179                  4,807,441
                                                                                   ---------------------      ---------------------

Cash and cash equivalents at end of period                                         $            684,989                  2,461,709
                                                                                   ---------------------      ---------------------
                                                                                   ---------------------      ---------------------
Cash paid during the period for interest                                           $            152,885                     29,072
                                                                                   ---------------------      ---------------------
                                                                                   ---------------------      ---------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                   AVTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                             June 30, 1999 and 1998


(1) BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of AvTel Communications, Inc. and Subsidiaries (the "Company") as of June 30, 1999 and for the three month and six month periods ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K and 10-K/A for the year ended December 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

     The Company's condensed consolidated financial statements for the three month and six month periods ended June 30, 1998 have been restated to give effect to the recognition of an income tax benefit of $413,004 and $717,452, respectively. As a result of this restatement, net loss for the three months and six month periods ended June 30, 1998 have been decreased by $413,004 ($0.04 per common share-basic and diluted), and $717,452 ($0.08 per common share-basic and diluted), respectively from amounts previously reported.

(2) EARNINGS PER COMMON SHARE

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"), in the fourth quarter of 1997, which required companies to present basic earnings per share and diluted earnings per share.

                                                         Three Months                            Six Months
                                                         Ended June 30,                        Ended June 30,
                                                    1999               1998               1999                1998
                                                    ----               ----               ----                ----
Numerator:
 Net loss                                        $(2,120,600)        (1,699,943)         (5,186,732)        (3,067,985)
 Preferred dividends                                 234,197             11,816             246,013             23,632
                                                 -----------         ----------          ----------         ----------
 Loss applicable to common
   shareholders                                  $(2,354,797)        (1,711,759)         (5,432,745)        (3,091,617)
                                                 -----------         ----------          ----------         ----------

Denominator:
 Weighted average number of common
   shares used in basic and diluted
   loss per common share                          10,549,170          9,549,958          10,512,523          9,513,924
                                                 -----------         ----------          ----------         ----------
                                                 -----------         ----------          ----------         ----------

Basic and diluted loss per common
  share                                          $     (0.22)             (0.18)              (0.52)             (0.32)
                                                 -----------         ----------          ----------         ----------
                                                 -----------         ----------          ----------         ----------

     As of June 30, 1999, there are 2,638,893 potential common shares excluded from the diluted per common share calculation because the effect was determined to be antidilutive.

(3) STOCKHOLDERS' EQUITY

     In 1996, approximately 482,000 shares of common stock were issued to officers of the Company at $1.50 per share. Such shares can be put or called at a price of $1.50 per share plus the earnings per share or minus the losses per share of the Company from the period July 1, 1996 to the end of the month prior to the date of notification of termination of employment by the employee or the Company. There were 75,051 and 112,578 shares outstanding subject to put options as of June 30, 1999 and December 31, 1998, respectively.

     During February 1999, the Company purchased 11,075 shares of its common stock at prices ranging from $5.875 to $7.41 in the open market pursuant to the

Company's 1999 GO Plan. The 1999 GO Plan was established to provide the Company's employees with cash bonuses for up to four years to promote longevity of employment.

     On April 1, 1999 the Company granted nonstatutory stock options to two board members to purchase a total of 50,000 shares of the Company's common stock at an exercise price of $4.88 per share (fair market value at date of grant) vesting at a rate of 50% per year over two years. The Company also granted incentive stock options to three executive officers to purchase a total of 300,000 shares of the Company's common stock at an exercise price of $4.88 per share (fair market value at date of grant) vesting at a rate of 25% per year over four years. These options were granted pursuant to the Company's 1998 Stock Incentive Plan.

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

     On April 13, 1999, the Company sold 1,500 shares of its newly-designated Series B Convertible Preferred Stock (the "Series B Stock") to AMRO International, S.A., an entity organized under the laws of Panama, Austinvest Anstalt Balzers, an entity organized under the laws of Liechtenstein, and Esquire Trade & Finance Inc., an entity organized under the laws of the British Virgin Islands (the "Series B Investors") for $1,500,000. The Series B Stock has a liquidation preference of $1,000 per share. The Series B Stock will be entitled to an annual dividend of $30 per share, payable in cash or Common Stock, at the Company's option. The annual dividend will increase to $60 per share if the Company ever ceases to be listed on The NASDAQ Stock Market or any national securities exchange. The Series B Stock is convertible into Common Stock at the option of the Series B Investors at any time. The number of shares of Common Stock to be received by a Series B Investor upon conversion will equal the liquidation preference of the amount converted, divided by the conversion price. The conversion price will be the lesser of
(1) $6.875, or (2) 89% of the lowest closing bid price for the Common Stock on The NASDAQ SmallCap Market during the five trading day period prior to the date of conversion. The conversion price will not be less than $3.00 for 180 days after the date of issuance of the Series B Stock. As a result of issuance of the Series B stock, the Company is required to record a preferred stock dividend equal to the difference between the market price of the Company's common stock and the conversion price, times the number of common shares issuable upon conversion. The preferred stock dividends are recorded ratably over the term of the minimum conversion period (90 days from date of issuance). During the quarter ended June 30, 1999, The Company recorded preferred dividends on Series B stock of $143,000. As of July 12, 1999, Series B Investors had converted 520 shares of Series B Stock into 155,804 shares of AvTel common stock at a conversion price of $3.3375 per share. Unless the Company shall have obtained the approval of its voting stockholders in accordance with the rules of The NASDAQ Stock Market, the Company will not issue shares of Common Stock upon conversion of any shares of Series B Stock if such issuance of Common Stock, when added to the number of shares of Common Stock previously issued by the Company upon conversion of or as dividends on shares of the Series B Stock, would exceed 19.9% of the number of shares of Common Stock which were issued and outstanding on the original issuance date of the Series B Stock. The Company will pay converting Series B Investors in cash for any excess over such amount.

     The Company also issued the Series B Investors warrants to purchase up to 20,000 shares of Common Stock at a price of $8.60 per share. The warrants may be exercised beginning September 30, 1999, and terminate on March 31, 2002.

     The Company and the Series B Investors entered into a Registration Rights Agreement that requires the Company to file, and obtain and maintain the effectiveness of, a Registration Statement with the Securities and Exchange Commission (the "Commission") in order to register the public resale of all shares of the Common Stock acquired by the Series B Investors (a) upon conversion of the Series B Stock, (b) in payment of dividends on the Series B Stock, and (c) upon exercise of the warrants. The Company will be subject to significant monetary penalties if it fails to maintain the effectiveness of such Registration Statement.

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

     The Company may put shares to the Investor in amounts ranging from $75,000 up to $2,000,000 (varying with the Common Stock's trading price and volume) every 15 trading days. The purchase price for the shares put to the Investor will be 89% of the lowest closing bid price for the Common Stock on The NASDAQ SmallCap Market during the five trading day period consisting of the two trading days preceding the delivery of the put notice to the Investor by the Company, the day of such delivery, and the two trading days after such delivery. The Company may not put shares to the Investor unless the lowest closing bid price during such five trading day period is in excess of $2.25 per share. The closing bid price for the Common Stock on August 9, 1999, was $3.375 per share.

     In connection with the Private Equity Line, the Company and the Investor entered into a Registration Rights Agreement that requires the Company to file, and obtain and maintain the effectiveness of, a Registration Statement on Form S-1 with the Commission in order to register the sale and public resale of shares of the Common Stock acquired by the Investor under the Private Equity Line (the "Registration Statement"). The Investor will be named as an underwriter in such Registration Statement. The Investor will also be subject to certain restrictions on short selling of the Common Stock and certain "blackout" periods on its ability to resell Common Stock under the Registration Statement. If the Registration Statement has not been declared effective by October 30, 1999, the Investor's obligation to purchase Common Stock under the Private Equity Line shall terminate, and the Company will be required to pay the Investor $25,000 in liquidated damages. The registration statement has been filed with the Commission and is expected to be declared effective once the Commission has completed its review process to its satisfaction.

     The Company has issued 3,000 shares of Common Stock to Trinity Capital Advisors, Inc. as compensation for financial advisory services in connection with the transactions set forth in the Private Equity Line.

     On May 3, 1999 the Company granted incentive stock options to an executive officer to purchase 50,000 shares of the Company's common stock at an exercise price of $5.625 per share (fair market value at date of grant) vesting at a rate of 25% per year over four years. These options were granted pursuant to the Company's 1998 Stock Incentive Plan.

(4) LIQUIDITY

     For the three months and six months ended June 30, 1999, the Company reported net losses of $2,120,600 and $5,186,732, respectively. In addition, as of June 30, 1999, the Company had a working capital deficit of $3,771,247, and for the six months ended June 30, 1999, net cash used in operations totaled $2,440,659.

     As of June 30, 1999, the Company was in violation of one provision of the Loan and Security Agreement with Coast Business Credit that stipulates that the Company must maintain a net worth equal to or greater than $2 million. Coast Business Credit has waived its right of acceleration of the obligation as it relates to the Company not meeting the net worth covenant through September 30, 1999, but retains its right of acceleration if the Company is in violation of the net worth covenant in any month after September 1999.

     In July 1999, the Company entered into discussions with a major vendor to defer approximately $4.4 million in invoice payments. The Company expects to finalize such agreements in late August.

     On July 26, 1999, the Company entered into a non-binding Letter of Intent to sell its residential long distance business to Platinum Equity Holdings through the sale of 100% of the stock of its wholly owned subsidiary, Matrix Telecom, Inc. ("Matrix") (see Note 6). The consideration to the Company would consist of a combination of cash, assumption of indebtedness (including the Coast Business Credit loan described above), certain contingent payments and future services.

     As of April 23, 1999, the Company entered into a Private Equity Line of Credit which provides for investors to purchase up to $13,500,000 of the Company's common stock, subject to the Company filing and maintaining an effective registration statement, trading price and volume minimums, and limits on the amount and frequency on sales of common stock under the line (see Note 6).

     The Company believes that, if it completes the sale of its residential long distance business or if it becomes able to draw upon the Private Equity Line or other sources of capital, the Company will be able to meet its working capital requirements in the foreseeable future.

     If the Company does not complete the sale of its residential long distance business or if it is unable to draw on the Private Equity Line or obtain other financing in a timely manner and on acceptable terms, it may be in default under its agreement with Coast Business Credit. In that event, management has developed and intends to implement a plan that would allow the Company to continue to operate through the second quarter of 2000. This plan would include reducing the Company's workforce, eliminating advertising expenditures, reducing professional services, reducing or eliminating other discretionary expenditures and possibly the sale of assets.

(5) SEGMENT REPORTING

     The Company's primary business segments are Business Markets Group ("BMG"), and Channel Markets Group ("CMG").

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

     The Company measures the performance of BMG, and CMG based on revenues, gross margin and earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income or cash flows from operations, as a measure of performance.

     The results for the three months ended June 30, 1999 and 1998 are as follows:

                                                     Three Months Ended June 30, 1999
                                                     --------------------------------
                                                                 BMG                CMG              Total
                                                                 ---                ---              -----
    Revenues                                              $      3,174,251         6,154,110        9,328,361
    Gross margin                                                 1,019,451         2,284,844        3,304,295
    Selling, general & administration                            1,682,513         3,267,964        4,950,477
    Depreciation & amortization                                    183,271           175,495          358,766
    Interest expense                                               (14,530)          (99,018)        (113,548)
    Other income (expense)                                           1,260            (3,364)          (2,104)
    Income tax benefit                                               --                 --                --
                                                          ----------------      ------------     ------------
    Net loss                                              $       (859,603)       (1,260,997)      (2,120,600)
                                                          ----------------      ------------     ------------
                                                          ----------------      ------------     ------------
    EBITDA                                                $       (661,802)         (986,484)      (1,648,286)
    Total assets                                          $      9,672,238         4,758,510       14,430,748

                                                     Three Months Ended June 30, 1998
                                                     --------------------------------
                                                                 BMG                CMG              Total
                                                                 ---                ---              -----
    Revenues                                              $      1,203,154        10,091,712       11,294,866
    Gross margin                                                   111,045         2,827,803        2,938,848
    Selling, general & administration                              534,505         4,268,081        4,802,586
    Depreciation & amortization                                     89,805           175,565          265,370
    Interest expense                                                 --              (17,327)         (17,327)
    Other income                                                        78            33,410           33,488
    Income tax benefit                                               --              413,004          413,004
                                                          ----------------      ------------     ------------
    Net loss                                              $       (513,187)       (1,186,756)      (1,699,943)
                                                          ----------------      ------------     ------------
                                                          ----------------      ------------     ------------
    EBITDA                                                $       (423,382)       (1,406,868)      (1,830,250)
    Total assets                                          $      2,484,748        13,141,031       15,625,779

         The results for the six months ended June 30, 1999 and 1998 are as follows:

                                                    Six Months Ended June 30, 1999
                                                    ------------------------------
                                                                 BMG                CMG              Total
                                                                 ---                ---              -----
    Revenues                                              $      5,936,208        12,714,567       18,650,775
    Gross margin                                                 1,666,330         4,339,666        6,005,996
    Selling, general & administration                            3,395,721         6,844,069       10,239,790
    Depreciation & amortization                                    395,654           357,691          753,345
    Interest expense                                               (51,769)         (160,923)        (212,692)
    Other income (expense)                                          17,860            (4,761)          13,099
    Income tax benefit                                               --                --               --
                                                          ----------------      ------------     ------------
    Net loss                                              $     (2,158,954)       (3,027,778)      (5,186,732)
                                                          ----------------      ------------     ------------
                                                          ----------------      ------------     ------------
    EBITDA                                                $     (1,711,531)       (2,509,164)      (4,220,695)

                                                    Six Months Ended June 30, 1998
                                                    ------------------------------
                                                                 BMG                CMG              Total
                                                                 ---                ---              -----

    Revenues                                              $      2,553,000        21,186,705       23,739,705
    Gross margin                                                   257,930         5,837,762        6,095,692
    Selling, general & administration                              945,898         8,439,134        9,385,032
    Depreciation & amortization                                    195,063           349,175          544,238
    Interest expense                                                (6,068)          (23,234)         (29,302)
    Other income                                                     3,403            74,040           77,443
    Income tax benefit                                               --              717,452          717,452
                                                          ----------------      ------------     ------------
    Net loss                                              $       (885,696)       (2,182,289)      (3,067,985)
                                                          ----------------      ------------     ------------
                                                          ----------------      ------------     ------------
    EBITDA                                                $       (684,565)       (2,527,332)      (3,211,897)

(6) SUBSEQUENT EVENTS

     On July 12, 1999, Series B Investors converted 520 shares of Series B Stock into 155,804 shares of AvTel common stock at a conversion price of $3.3375 per share.

     On July 26, 1999, the Company entered into a non-binding Letter of Intent with Platinum Equity Holdings, LLC ("PEH") to sell its residential long distance business to PEH. The Company's residential long distance business unit, the principal component of the CMG segment, contributed approximately $10,781,000 in revenues for the six months ended June 30, 1999. For the six months ended June 30, 1999 the unit represented approximately 58% of the Company's total revenues and 72% of its total losses.

     The Letter of Intent contemplates that PEH will acquire 100% of the stock of AvTel's wholly owned subsidiary, Matrix. The consideration to the Company from the transaction is valued at approximately $7.9 million, and will consist of a combination of cash, assumption of indebtedness, certain contingent payments and future services. The value of the transaction could be affected by the future performance of the unit being transferred. The closing of the transaction is subject to negotiation and execution of a definitive agreement, as well as regulatory and other approvals. The Company expects to record a gain on the transaction.

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

DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS AND OUTCOMES COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING THOSE DESCRIBED HEREIN AND THOSE SET FORTH IN THE RISK FACTORS DESCRIBED IN ITEM 1 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1998.

The following discussion and analysis should be read in connection with the unaudited condensed consolidated financial statements for the three month and six month periods ended June 30, 1999 and 1998 of the Registrant and related notes included elsewhere in this report and the consolidated financial statements and related management discussion and analysis included in the Registrant's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1998.


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

     On December 1, 1997, the Company acquired Matrix Telecom, Inc., a privately-held Texas corporation ("Matrix") by means of a share for share exchange. For a accounting purposes, the acquisition was treated as a reverse acquisition with Matrix as the acquirer. Matrix was a provider of long distance telephone services and subsequently provides a bundled service including Internet access.

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

RESULTS OF OPERATIONS

     Condensed Consolidated Statements of Operations as a Percent of Revenue
                                (Unaudited)

                                                             Three Months                         Six Months
                                                            Ended June 30,                       Ended June 30,
                                                         1999             1998               1999            1998
                                                         ----             ----               ----            ----
Revenues                                               100.00%          100.00%            100.00%         100.00%

Cost of revenues                                        64.58%           73.98%             67.80%          74.32%

Gross margin                                            35.42%           26.02%             32.20%          25.68%

Operating expenses
 Selling, general & administrative                      53.07%           42.52%             54.90%          39.54%
 Depreciation & amortization                             3.84%            2.35%              4.04%           2.29%
                                                       ------           ------             ------          ------
   Total operating expenses                             56.91%           44.87%             58.94%          41.83%
                                                       ------           ------             ------          ------
Operating loss                                         (21.49%)         (18.85%)           (26.74%)        (16.15%)

Interest expense                                        (1.22%)          (0.15%)            (1.14%)         (0.12%)
Other income (expense), net                             (0.02%)           0.29%              0.07%           0.33%
                                                       ------           ------             ------          ------
Loss before income tax benefit                         (22.73%)         (18.71%)           (27.81%)        (15.94%)

Income tax benefit                                       0.00%            3.66%              0.00%           3.02%
                                                       ------           ------             ------          ------
Net loss                                               (22.73%)         (15.05%)           (27.81%)        (12.92%)
                                                       ------           ------             ------          ------
                                                       ------           ------             ------          ------

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30,
1998.

Revenues

     Revenues for the three months ended June 30, 1999 were $9.3 million, a decline of 17.4% or $2.0 million from $11.3 million for the three months ended June 30, 1998.

     BMG revenue increased $2.0 million to $3.2 million for the three months ended June 30, 1999 from $1.2 million for the three months ended June 30, 1998. The acquisition of RLI and DMI during the fourth quarter of 1998 contributed $1.6 million of the increase. Data & voice products of BMG increased 29.5% for the three months ended June 30, 1999 over the same period in 1998. Data networking needs of the corporate customer and the Internet have continued to drive and change the telecom industry. The future focus of the Company and BMG continues to move toward incorporating voice and data networking solutions into the construction of corporate Intranets and Wide Area Networks. Accordingly, BMG revenue as a percent of the Company's total revenue increased to 34.0% for the three months ended June 30, 1999 from 10.7% for the three months ended June 30, 1998.

     CMG revenue decreased $3.9 million. CMG revenue from traditional voice products declined $4.0 million or 43.7%, while Internet revenue increased $75,000 or 8.2%. Historically, CMG has focused on selling retail long distance service through telemarketing, direct mail, and distributors or agents. During the fourth quarter of 1998, CMG implemented a new strategy to sell Internet access and additional voice services exclusively through affinity groups, agents and distributors with the main thrust focused on Internet access.

     The primary source of revenues of CMG during the period continued to be voice distribution channels. Pricing pressures within the industry continued to reduce retail pricing of long distance products. These factors, similar in nature to those affecting all resellers of long distance, have accounted for a 7.6% decline in revenues reducing CMG's long distance revenue per minutes to $0.178 for the three months ended June 30, 1999 compared to $0.214 for the three months ended June 30, 1998. Decreases in CMG revenues were additionally affected by a continued attrition of customer bases primarily in the areas of telemarketed and direct mail customers, which were determined not to be cost effective. A decline in minutes of use on these customer bases represented 36.1% of the decline in traditional voice products.

     Consistent with the Company's stated focus, in July 1999, the Company entered into a non-binding Letter of Intent to sell its residential long distance customer business (see Note 6 of Notes to Condensed Consolidated Financial Statements).

Gross Margin

     Gross margin as a percentage of revenues increased to 35.4% for the three months ended June 30, 1999 from 26.0% for the three months ended June 30, 1998. Gross margin increased $365,000 to $3.3 million for the three months ended June 30, 1999 from $2.9 million for the three months ended June 30, 1998.

     BMG gross margin as a percent of revenue increased 22.9 percentage points to 32.1% for the three months ended June 30, 1999 from 9.2% for the three months ended June 30, 1998. Two primary factors affected this increase. First, significantly lower rates were negotiated with the Company's major underlying carrier for dedicated traffic. These rates became effective February 15, 1999 and represent an approximate cost reduction of 20% on dedicated traffic. Secondly, with the acquisitions of RLI and DMI, BMG is able to sell and support higher margin products.

     CMG gross margin as a percent of revenue increased 9.1 percentage points to 37.1% for the three months ended June 30, 1999 from 28.0% for the three months ended June 30, 1998. Significantly lower rates were negotiated with the Company's major underlying carrier that increased the gross margin on multiple products and geographical areas in which CMG provides services. Internet service gross margin within CMG for the three months ended June 30, 1999 increased by 8.6% from the same period in 1998. Provision for bad debts decreased $118,000, which was fully attributable to the decline in voice revenues.

Selling, General, and Administrative Costs

     Selling, general, and administrative costs increased $148,000 to $5.0 million for the three months ended June 30, 1999 from $4.8 million for the three months ended June 30, 1998. As a percentage of revenues, selling, general and administrative costs increased by 10.6 percentage points to 53.1% for the three months ended June 30, 1999 from 42.5% for the three months ended June 30, 1998.

     BMG selling, general, and administrative costs increased $1.1 million to $1.7 million for the three months ended June 30, 1999 from $535,000 for the three months ended June 30, 1998. The increase was attributable to the acquisition of RLI and DMI in the fourth quarter of 1998 accounting for $862,000 of the increase. The remaining increase in cost was associated with expanded sales force and related expenses including general office expense, rent, utilities and travel expenditures.

     CMG selling, general, and administrative costs decreased $1.0 million to $3.3 million for the three months ended June 30, 1999 from $4.3 million for the three months ended June 30, 1998. As a percent of revenue, selling, general, and administrative costs increased 10.8 percentage points to 53.1% for the three months ended June 30, 1999 from 42.3% for the three months ended June 30, 1998. A principal reason for the decrease in costs was attributable to the decline in commission expenses associated with the decline in revenue accounting for $292,000 of the decrease. Stock compensation expense for the three months ended June 30, 1999 was $76,000 compared to $329,000 for the three months ended June 30, 1998, a decrease of $253,000. Certain option and restricted stock plans were accelerated and completely expensed during 1998. Reductions in the sales/ marketing force and advertising and promotions expenditures accounted for $360,000 of the decrease.

     Certain overhead expenditures that are allocated to each business segment increased by $129,000 which includes professional fees related to the class action lawsuit and accounting fees.

Depreciation and Amortization

     Depreciation and amortization increased $93,000 to $359,000 for the three months ended June 30, 1999 from $265,000 for the three months June 30, 1998. The increase was primarily from the acquisition and consolidation of assets related to the purchase of RLI and DMI during the fourth quarter of 1998.

Interest Expense and Other Income (Expense), net

     Interest expense increased $96,000 to $114,000 for the three months ended June 30, 1999 from $17,000 for the three months ended June 30, 1998. CMG recognized $62,000 of interest expense from long-term borrowings and $22,000 of accrued interest on deferred payments due to a major vendor. BMG recognized $14,000 of accrued interest on liabilities acquired with the RLI purchase. Other income (expense), net decreased $35,000 to $2,000 of other expenses for the three months ended June 30, 1999 from $33,000 of other income for the three months ended June 30, 1998. The decrease was primarily attributable to CMG due to the decrease of interest income from cash investments and recognition of a loss on disposition of obsolete assets and liabilities.

Income Tax

     The income tax benefit for the three months ended June 30, 1999 was $0 compared to $413,000 for the three months ended June 30, 1998. During 1998 the Company recognized a benefit for the carryback of the 1997 and 1998 net operating losses attributable to Matrix. The unutilized 1998 and 1999 net operating losses may be utilized to offset future taxable income.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.

Revenues

     Revenues for the six months ended June 30, 1999 were $18.7 million, a decline of 21.4% or $5.0 million from $23.7 million for the six months ended June 30, 1998.

     BMG revenue increased $3.3 million to $5.9 million for the six months ended June 30, 1999 from $2.6 million for the six months ended June 30, 1998. The acquisition of RLI and DMI during the fourth quarter of 1998 contributed $2.9 million of the increase. BMG revenue as a percent of the Company's total revenue increased to 31.8% for the six months ended June 30, 1999 from 10.8% for the six months ended June 30, 1998. The future focus of the Company and BMG continues to move toward incorporating voice and data networking solutions into the construction of corporate Intranets and Wide Area Networks.

     CMG revenue decreased $8.5 million. CMG revenue from traditional voice products declined $8.7 million, while Internet revenue increased $220,000 or 12.8%. Long distance revenue per minutes decreased to $0.174 for the six months ended June 30, 1999 compared to $0.205 for the six months ended June 30, 1998, accounting for a 10.0% decline in revenues. The decline in minutes of use on customer bases primarily in the areas of telemarketed and direct mail customers attributed 34.7% of the decline in traditional voice products. See Results of Operations for the Three Months Ended June 30, 1999 compared with Three Months Ended June 30, 1998. The decline in revenues is fully described above in the section, Revenue. All of the reasons discussed above are applicable for the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

Gross Margin

     Gross margin as a percentage of revenues increased to 32.2% for the six months ended June 30, 1999 from 25.7% for the six months ended June 30, 1998. Gross margin decreased $90,000 to $6.0 million for the six months ended June 30, 1999 from $6.1 million for the six months ended June 30, 1998.

     BMG gross margin as a percent of revenue increased 18.0 percentage points to 28.1% for the six months ended June 30, 1999 from 10.1% for the six months ended June 30, 1998. Two primary factors affected this increase. First, significantly lower rates were negotiated with the Company's major underlying carrier for dedicated traffic. These rates became effective February 15, 1999 and represent an approximate cost reduction of 20% on dedicated traffic. Secondly, with the acquisitions of RLI and DMI, BMG is able to sell and support higher margin products.

     CMG gross margin as a percent of revenue increased 6.5 percentage points to 34.1% for the six months ended June 30, 1999 from 27.6% for the six months ended June 30, 1998. Significant lower rates were negotiated with the Company's major underlying carrier that increased the gross margin on multiple products and geographical areas that CMG provides services. Internet service gross margin within CMG for the six months ended June 30, 1999 increased by 19.0% from the same period in 1998. Provision for bad debt decreased $355,000, which was fully attributable to the decline in voice revenues.

Selling, General, and Administrative Costs

     Selling, general, and administrative costs increased $855,000 to $10.2 million for the six months ended June 30, 1999 from $9.4 million for the six months ended June 30, 1998. As a percentage of revenues, selling, general and administrative costs increased by 15.4 percentage points to 54.9% for the six months ended June 30, 1999 from 39.5% for the six months ended June 30, 1998.

     BMG selling, general, and administrative costs increased $2.4 million to $3.4 million for the six months ended June 30, 1999 from $946,000 for the six months ended June 30, 1998. The primary reason for the increase was attributable to the acquisition of RLI and DMI in the fourth quarter of 1998 accounting for $1.7 million of the increase. The remaining increase in cost was associated with expanded sales force and related expenses including general office expense, rent, utilities and travel expenditures.

     CMG selling, general, and administrative costs decreased $1.6 million to $6.8 million for the six months ended June 30, 1999 from $8.4 million for the six months ended June 30, 1998. As a percent of revenue, selling, general, and administrative costs increased 14.0 percentage points to 53.8% for the six months ended June 30, 1999 from 39.8% for the six months ended June 30, 1998. A principal reason for the decrease in costs was attributable to the decline in commission expenses and billing and collection fees associated with the decline in revenue accounting for $668,000 of the decrease. Stock compensation expense for the six months ended June 30, 1999 was $157,000 compared to $564,000 for the six months ended June 30, 1998, a decrease of $407,000. Certain option and restricted stock plans were accelerated and completely expensed during 1998. Reductions in the sales/marketing force and advertising and promotions expenditures accounted for $290,000 of the decrease. Additionally, expenses declined $221,000 for the six months ended June 30, 1999 due to the amortization of advanced commissions being fully realized during 1998.

     Certain overhead expenditures that are allocated to each business segment increased by $157,000 which include professional fees related to the class action lawsuit and accounting fees.

Depreciation and Amortization

     Depreciation and amortization increased $209,000 to $753,000 for the six months ended June 30, 1999 from $544,000 for the six months June 30, 1998. The increase was primarily from the acquisition and consolidation of assets related to the purchase of RLI and DMI during the fourth quarter of 1998.

Interest Expense and Other Income (Expense), net

     Interest expense increased $183,000 to $213,000 for the six months ended June 30, 1999 from $29,000 for the six months ended June 30, 1998. CMG recognized $118,000 of interest expense from long-term borrowings and $22,000 of accrued interest on deferred payments due to a major vendor. BMG recognized $51,000 of accrued interest on liabilities acquired with the RLI purchase. Other income decreased $64,000 to $13,000 for the six months ended June 30, 1999 from $77,000 for the six months ended June 30, 1998. The decrease was primarily attributable to the decrease of interest income from cash investments and recognition of a loss on disposition of obsolete assets and liabilities.

Income Tax

     The income tax benefit for the six months ended June 30, 1999 was $0 compared to $717,000 for the six months ended June 30, 1998. During 1998 the Company recognized a benefit for the carryback of the 1997 and 1998 net operating losses of Matrix. The unutilized 1998 and 1999 net operating losses may be utilized to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended June 30, 1999, the Company reported a net loss of $2,120,600. In addition, as of June 30, 1999, the Company had a working capital deficit of $3,771,247, and for the three months ended June 30, 1999, net cash used in operations totaled $2,440,659.

     As of June 30, 1999, the Company was in violation of one provision of the Loan and Security Agreement with Coast Business Credit that stipulates that the Company must maintain a net worth equal to or greater than $2 million. Coast Business Credit has waived its right of acceleration of the obligation indefinitely as it relates to the Company not meeting the net worth covenant through September 30, 1999, but retains its right of acceleration if the Company is in violation of the net worth covenant in any month after September 1999.

     In July 1999, the Company entered into discussions with a major vendor to defer approximately $4.4 million in invoice payments. The Company expects to finalize such agreements in late August.

     On July 26, 1999, the Company entered into a non-binding Letter of Intent to sell its residential long distance business to PEH. The Letter of Intent contemplates that PEH will acquire 100% of the stock of AvTel's wholly owned subsidiary, Matrix (see Note 6 to Notes to Condensed Consolidated Financial Statements). The consideration to the Company will consist of a combination of cash, assumption of indebtedness (including the Coast Business Credit loan described above), certain contingent payments and future services. The closing of the transaction is subject to negotiation and execution of a definitive agreement, as well as regulatory and other approvals.

     As of April 23, 1999, the Company entered into a Private Equity Line of Credit which provides for investors to purchase up to $13,500,000 of the Company's common stock, subject to the Company filing and maintaining an effective registration statement, trading price and volume minimums, and limits on the amount and frequency on sales of common stock under the line (see Note 6 of Notes to Consolidated Financial Statements). In addition, on April 13, 1999, the Company sold 1,500 shares of its newly designated Series B Convertible Preferred Stock for $1,500,000 (see Note 6 of Notes to Consolidated Financial Statements).

     The Company believes with the sale of its residential long distance business or its ability to draw upon the Private Equity Line or other sources of capital, the Company will be able to meet its working capital requirements in the foreseeable future. If the Company does not complete the sale of its residential long distance business and if it is unable to draw on the Private Equity Line or obtain other financing in a timely manner and on acceptable terms, it may be in default under its agreement with Coast Business Credit. In that event, management has developed and intends to implement a plan that would allow the Company to continue to operate through the second quarter of 2000. This plan would include reducing the Company's workforce, eliminating advertising expenditures, reducing professional services, reducing or eliminating other discretionary expenditures and possibly the sale of assets.

     The primary sources of operating cash flow for the Company are revenues derived from the sale of information technology and telecommunications services to individuals and business, and its secured credit facility. The primary uses of cash are payments to underlying network vendors for provisioning telecommunications facilities, to sales distributors for soliciting long distance sales, and to the major LECs for directly billing to and collecting from the end user. Net cash used in operating activities is $2.4 million for the six months ended June 30, 1999, compared to $2.6 million for the six months ended June 30, 1998.

     Net cash used in investing activities was $472,000 for the six months ended June 30, 1999, and net cash provided by investing activities was $211,000 for the six months ended June 30, 1998. The Company loaned $2.0 million to an affiliated company during 1997. Of such amount, $201,000 was repaid during 1997, $437,000 was repaid during the first six months of 1998 and the remainder was repaid in subsequent months of 1998.

     Net cash provided by financing activities was $2.7 million and $3,000 for the six months ended June 30, 1999 and 1998, respectively. On October 2, 1998, the Company entered into a secured credit facility with Coast Business Credit. This credit facility consists of a line of credit of up to $7.5 million. Under the line of credit, the Company may borrow up to 75% of eligible receivables (as defined). In addition, the line of credit may be utilized in connection with certain acquisitions and equipment purchases as well as to provide a facility for issuing letters of credit. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% (10.0% at June 30, 1999). As of June 30, 1999, borrowing outstanding under the credit facility amounted to $2,227,000 with approximately $371,000 available for future borrowings. Borrowings under the credit facility are secured by substantially all of the assets of the Company. The credit facility expires on October 31, 2000.

     The Company anticipates that future operations and growth strategies (including possible acquisitions) of the Company will require funding from other sources. The Company entered into the Private Equity Line to help meet this need, as well as operating and capital expenditure needs, for the foreseeable future.

YEAR 2000

     The Company recognizes the importance of Year 2000 Date ("Y2K") Compliance to our customers, as well as our global community, and it is a top corporate priority. In order to assist our customers in their preparations related to Y2K Compliance for January 1, 2000 and beyond, the following is an overview of the Company's Y2K efforts and our progress to date.

     Y2K Compliance is the inability of computer systems and certain other equipment to properly recognize and process data that uses two digits rather than four to designate particular years. In 1998, the Company initiated a Y2K Project Plan ("the Plan") and Internal Project Team ("the Team") to assess whether our network systems that process date sensitive information will perform satisfactorily leading up to and beyond January 1, 2000. The goal of the Plan and the Team is to correct, prior to January 1, 2000, any Year 2000-related problem with our critical systems, the failure of which could have a material or adverse effect on the Company's operations and/or our ability to provide service to our existing and potential customers. The Company's senior management team has also given the Team its full support and backing. In addition to sums already expended, the Company anticipates spending approximately $200,000 during the remainder of 1999 on the Plan. The Plan includes steps to (1) identify each critical systems element that requires data code remediation, (2) establish a plan to remediate such systems, (3) implement all required remediations, (4) test the remediated systems, and (5) develop a contingency plans.

     The Y2K challenge is not only a technical issue of computer hardware and software correctly storing and manipulating dates but also a business issue affecting external customers and suppliers. The Company receives critical services from providers of utilities and other services. The Company is also critically reliant upon the systems of other telecommunications providers on which the Company depends to deliver services and invoices to its customers. The Company cannot control nor be responsible for compliance by our vendors and suppliers; however, we are encouraging their efforts to become compliant and are working to receive the appropriate warranties and assurances that those third parties are, or will be, compliant.

     The identification and planning phases of the Plan are materially complete as they relate to Company-owned systems. As they relate to third-party vendors and other telecommunications carriers, the identification and planning phases are on going and are expected to be materially complete during the third quarter of 1999.

     With respect to Company-owned systems, the process of remediation of Y2K issues, identified in the identification and planning phases, are ongoing. Testing and verification of such changes is expected to be complete in early fourth quarter of 1999.

     Based on work completed under the Plan to date, the Company is currently pursuing the following steps under the Plan with respect to third-party vendors and other telecommunications carriers: the Company has or is in the process of contacting all such suppliers. Thus far, the majority of those suppliers who have responded have indicated that their systems and service delivery mechanisms are Y2K compliant or will be made so through currently available modifications before the end of the year. The Company plans to continue monitoring all of our third-party remediation efforts and to develop an ongoing contingency plan for the delivery of such services as necessary.

     Contingency planning to maintain and restore service in the event of natural disasters, power failures and systems-related problems is a routine part of the Company's operations. The Company believes that such contingency plans will assist the Company in responding to the failure by outside service providers to successfully address Y2K issues. In addition, the Company is currently identifying and considering various Y2K-specific contingency plans, including identification of alternate vendors and service providers and manual alternatives to system operations. These Y2K specific contingency plans are expected to be materially complete early in the fourth quarter of 1999.

     Because the impact of Y2K issues on the Company and its customers is materially dependent on the mitigation efforts of parties outside the Company's control, the Company cannot access with certainty the magnitude of any such potential adverse impact. However, based upon risk assessment work conducted thus far, the Company believes that it will be able to continue to provide service to our customers at current service levels on January 1, 2000 and beyond.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not exposed to material future earnings or cash flow fluctuations, from changes in interest rates on its long-term debt at June 30, 1999. A hypothetical increase of 100 basis points in interest rate (ten percent of the Company's overall borrowing rate) would not result in a material fluctuation in future earnings or cash flow. The Company had not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and is currently not evaluating the future use of such financial instruments.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is a defendant in a class action under the federal securities laws (In re AvTel Securities Litigation, Case No. 98-9236) currently pending in the United States District Court for the Central District of California. This litigation is the consolidation of five separate class action suits that were filed against the Company and certain of its officers, alleging securities fraud. The plaintiffs are purported investors who purchased shares of AvTel common stock on November 12, 1998. On that date the trading price for the common stock on The Nasdaq SmallCap Market rose from $2.125 to $31 per share, with more than 3 million shares trading. The plaintiffs allege that a press release issued by AvTel on November 12, 1998, announcing the launch of its subsidiaries' DSLink Service for high speed Internet access, and an interview with AvTel Chief Executive Officer Anthony
E. Papa concerning that service, as reported by Bloomberg News, were misleading and defrauded the market for AvTel's publicly-traded securities.

     This matter is still in the early stages of litigation. The plaintiffs filed a consolidated and amended complaint on March 15, 1999. The Company's initial motion to dismiss the matter was denied; however, its motion to reconsider this denial in light of a recent appellant decision under the Private Securities Litigation Reform Act is currently pending. The plaintiffs have yet to state the amount of damages they seek.

     The Company contends that its statements were not misleading, and intends to defend vigorously this securities litigation. However, it is not possible to predict at this time the likely outcome of this action or the costs AvTel will incur in defending the action.

     On May 28, 1999, Matrix was served with a complaint filed in the District Court of Dallas County, Texas, by E. Craig Sanders. Mr. Sanders was an executive of Matrix Telecom from late 1994 until he was terminated by Matrix Telecom in May 1995. In addition to Matrix, the defendants in the action are Ronald L. Jensen, United Group Association, Inc. (an entity affiliated with Mr. Jensen) and AvTel. The complaint alleges that Mr. Jensen wrongfully foreclosed on Matrix Telecom stock owned by Mr. Sanders after Mr. Sanders failed to repay a debt to Mr. Jensen. Matrix Telecom then repurchased the stock from Mr. Jensen pursuant to an existing buy/sell agreement with Mr. Sanders. In addition to his claim against Mr. Jensen, Mr. Sanders is apparently seeking 171,548 shares of AvTel's common stock, or its monetary equivalent, from AvTel.

     The parties are currently beginning the discovery process. AvTel and Matrix Telecom intend to defend this complaint vigorously.

     On June 28, 1999, the Company was served with a complaint filed in the District Court of Garfield County, Oklahoma. The complaint is styled as a class action with Alexander B. McNaughton as representative of the class. The suit alleges that members of the class received unsolicited facsimile transmissions from an agent of the Company in violation of the Telephone Consumer Privacy Act. The Company has filed an answer denying the allegations. The parties are currently beginning the discovery process. The Company intends to defend this complaint vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 13, 1999, the Company issued 1,500 shares of its Series B Convertible Preferred Stock and 20,000 common stock purchase warrants, which were not registered under the Securities Act, to three private investors. No underwriters were used in this transaction and none of such shares were issued publicly. The Company relied on the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The persons receiving securities are believed by the

Company to possess the requisite level of financial sophistication and experience in order to qualify for such exemptions. The Company made available to the investors all material information with respect to the Company. The investors signed a preferred stock and warrants purchase agreement containing appropriate investment representations and covenants.

     On April 23, 1999, the Company issued 3,000 shares of common stock to Trinity Capital Advisors, Inc. in compensation for financial advisory services in connection with the Private Equity Line described in Note 3 to the Notes to Condensed Consolidated Financial Statements. Trinity Capital Advisors, in its role as financial advisor, conducted a financial analysis of the Company and presented it with a private placement structure. Trinity also provided the Company with several contacts with investors known to invest in the type of structure proposed. No underwriters were used in this transaction and none of such shares were issued publicly. The Company relied on the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Trinity is believed by the Company to possess the requisite level of financial sophistication and experience in order to qualify for such exemptions. The Company made available to Trinity all material information with respect to the Company. Trinity signed an agreement containing appropriate investment representations and covenants.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     As of June 30, 1999, the Company was in violation of one provision of its Loan and Security Agreement with Coast Business Credit that stipulates that the Company must maintain a net worth equal to or greater than $2 million. Coast Business Credit has waived its right of acceleration of the obligation as it relates to the Company not meeting the net worth covenant through September 30, 1999, but retains its right of acceleration if the Company is in violation of the net worth covenant in any month after September 1999. There has been no default in the payment of principal, interest, sinking fund or purchase fund installments under this obligation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Registrant held its annual meeting of stockholders on May 27, 1999.

     (b) The following individuals were elected as all of the directors of the Registrant: Anthony E. Papa, James P. Pisani, John E. Allen, Jeffrey J. Jensen and Anthony D. Martin.

     (c) The following matters were presented to the stockholders for approval:

         1.   Election of directors.

         The voting for the election of directors was as follows:

                   Directors                            For             Against           Abstain       Total
               Anthony E. Papa                       7,268,489           4,076                0       7,272,565
               James P. Pisani                       7,268,489           4,076                0       7,272,565
               John E. Allen                         7,232,489          40,076                0       7,272,565
               Jeffery J. Jensen                     7,268,489           4,076                0       7,272,565
               Anthony D. Martin                     7,268,489           4,076                0       7,272,565

              There were no broker non-votes.

         2.   Ratification of Auditors.

         The stockholders of Registrant ratified the appointment of KPMG LLP as the Company's independent auditors for 1999. The voting was as follows:

                                   For              Against            Abstain           Total
                                7,227,359            34,492             10,714         7,272,565

         There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.1     Financial Data Schedule - Six Months Ended June 30, 1999
              27.2     Restated Financial Data Schedule - Six Months Ended
                       June 30, 1998

         (b)  Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on April 23, 1999 with respect to the Private Equity Line of Credit Agreement and the Registration Rights Agreement dated April 23, 1999, between the Company and Cambois Finance, Inc. The Company also announced the appointment of its new Chief Financial Officer.

                  The Company filed no other reports on Form 8-K during the quarter ended June 30, 1999.

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


August 18, 1999

                                  Exhibit Index

Exhibit
Number       Exhibit Description
-------      -------------------
27.1         Financial Data Schedule - Six Months Ended June 30, 1999
27.2         Restated Financial Data Schedule - Six Months Ended June 30, 1998