Form 10-Q
period 1999-09-30
NETLOJIX COMMUNICATIONS INC
filed 1999-11-15
CIK 1005974

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO

                       COMMISSION FILE NUMBER 0-27580

                                   ---------

                         NETLOJIX COMMUNICATIONS, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of November 4, 1999, there were 10,961,169 shares of the Registrant's Common Stock, par value $0.01 per share, issued and outstanding, excluding treasury stock.

                          NETLOJIX COMMUNICATIONS, INC.
                      (Formerly AvTel Communications, Inc.
                        QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
Part I.         FINANCIAL INFORMATION

       Item 1.  Financial Statements
                Condensed Consolidated Balance Sheets as of
                  September 30, 1999 (Unaudited) and December 31, 1998          3
                Condensed Consolidated Statements of Operations for
                  the Three Month and Nine Month Periods Ended
                  September 30, 1999 and 1998 (Unaudited)                       4
                Condensed Consolidated Statements of Cash Flows for
                  Nine Month Periods Ended September 30, 1999 and 1998
                  (Unaudited)                                                   5
                Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                   6

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          15

       Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                         23


PART II.        OTHER INFORMATION

       Item 1.  Legal Proceedings                                              23

       Item 2.  Changes in Securities and Use of Proceeds                      24

       Item 3.  Defaults Upon Senior Securities                                24

       Item 4.  Submission of Matters to a Vote of Security Holders            24

       Item 5.  Other Information                                              25

       Item 6.  Exhibits and Reports on Form 8-K                               25

Signature Page                                                                 26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Formerly AvTel Communications, Inc.)
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30,        December 31,
                                                                                1999                1998
                                                                            (Unaudited)
                                                                            --------------      -------------
                                   ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                           $       355,216            222,059
      Accounts receivable, net                                                  1,835,835          1,295,459
      Due from affiliates                                                         733,789            773,667
      Federal and state income tax receivable                                     246,047          1,325,000
      Other current assets                                                        467,096            340,078
                                                                            --------------      -------------
                   Total current assets                                         3,637,983          3,956,263
Property and equipment, net                                                       888,090            973,791
Goodwill, net                                                                   4,133,267          4,463,747
Other assets, net                                                               1,014,052          1,260,341
                                                                            --------------      -------------
                   Total assets                                           $     9,673,392         10,654,142
                                                                            ==============      =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and other accrued expenses                         $     1,465,220          1,559,034
      Accrued network services costs                                            2,005,137          1,261,016
      Sales and excise tax payable                                                198,126            473,072
      Net current liabilities of discontinued operations                        4,701,562          1,218,288
      Other current liabilities                                                 1,348,720          1,458,231
                                                                            --------------      -------------
                   Total current liabilities                                    9,718,765          5,969,641
Long-term borrowings                                                               98,354                  -
Common stock subject to put option                                                112,577            168,867
Long-term obligations under capital leases                                              -              5,381
                                                                            --------------      -------------
                   Total liabilities                                            9,929,696          6,143,889
                                                                            --------------      -------------

STOCKHOLDERS' EQUITY
  Preferred stock, authorized 750,000 shares, $0.01 par value                           -                  -
    Series A convertible preferred stock, authorized 250,000 shares,
      $0.01 par value, cumulative as to 8% dividends, 147,700 shares issued and outstanding. (Liquidation preference of $704,032
      at September 30, 1999 including dividends in arrears.)                        1,477              1,477
    Series B convertible preferred stock, authorized 1,500 shares,
      $0.01 par value, annual dividends of $30 per share, 980 shares issued and outstanding. (Liquidation preference of $980,000
      at September 30, 1999.)                                                          10                  -
  Common stock, authorized 20,000,000 shares, $0.01 par value, issued 10,867,440 and 10,409,473 shares at September 30, 1999
    and December 31, 1998, respectively.                                          107,924            102,969
  Additional paid in capital                                                   21,631,122         19,630,404
  Accumulated deficit                                                         (21,996,726)       (15,224,597)
  Treasury stock, $0.01 par value, 11,075 shares at September 30,
    1999 and none at December 31, 1998.                                              (111)                 -
                                                                            --------------      -------------

                   Total stockholders' equity                                    (256,304)         4,510,253

Commitments and contingencies
                                                                            --------------      -------------

                   Total liabilities and stockholders' equity              $    9,673,392         10,654,142
                                                                            ==============      =============

    See accompanying Notes to Condensed Consolidated Financial Statements.

                   NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Formerly AvTel Communications, Inc.)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months                     Nine Months
                                                          Ended September 30,               Ended September 30,
                                                          -------------------               -------------------
                                                         1999            1998              1999             1998
                                                     ------------    -------------     -------------    ------------
REVENUES                                           $   4,292,072        2,186,542        12,161,481       6,452,826

COST OF REVENUES                                       2,244,104        1,170,688         6,704,199       3,657,854
                                                     ------------    -------------     -------------    ------------

GROSS MARGIN                                           2,047,968        1,015,854         5,457,282       2,794,972

Operating expenses
      Selling, general and administrative              2,854,211        1,589,279         8,310,933       4,551,433
      Depreciation and amortization                      249,252          143,256           766,425         433,902
                                                     ------------    -------------     -------------    ------------
         Total operating expenses                      3,103,463        1,732,535         9,077,358       4,985,335

                                                     ------------    -------------     -------------    ------------
OPERATING LOSS                                        (1,055,495)        (716,681)       (3,620,076)     (2,190,363)

Interest expense                                         (11,318)          (5,169)          (97,600)        (19,769)
Other income (expense), net                                1,317               57             9,621           4,481
                                                     ------------    -------------     -------------    ------------
Loss from continuing operations
      before income taxes                             (1,065,496)        (721,793)       (3,708,055)     (2,205,651)

Income taxes                                                   -                -                 -               -
                                                     ------------    -------------     -------------    ------------

Loss from continuing operations                       (1,065,496)        (721,793)       (3,708,055)     (2,205,651)

Loss from  operations of discontinued
      residential long distance business
      (net of income taxes)                             (465,288)        (330,740)       (3,009,460)     (1,914,867)
                                                     ------------    -------------     -------------    ------------

NET  LOSS                                          $  (1,530,784)      (1,052,533)       (6,717,515)     (4,120,518)
                                                     ============    =============     =============    ============

Loss from continuing operations
      per share - basic and diluted                $       (0.11)           (0.08)            (0.38)          (0.24)

Loss from discontinued operations
      per share - basic and diluted                        (0.04)           (0.03)            (0.28)          (0.20)
                                                     ------------    -------------     -------------    ------------

Net loss per share - basic and diluted             $       (0.15)           (0.11)            (0.66)          (0.44)
                                                     ============    =============     =============    ============

Weighted average number of
      common shares - basic and diluted               10,738,993        9,526,410        10,588,843       9,518,132
                                                     ============    =============     =============    ============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                   NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (Formerly AvTel Communications, Inc.)
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                                                Nine Months
                                                                                             Ended September 30,
                                                                                           -----------------------
                                                                                            1999              1998
                                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss from continuing operations                                             $  (3,708,055)       (2,205,651)
      Adjustments to reconcile net loss from continuing operations to cash provided (used) by continuing operating activities:
                Depreciation and amortization                                               766,425           433,902
                Loss on disposition of assets                                                14,562                 -
                Provision for bad debts                                                     194,371            46,208
                Stock compensation earned                                                   111,657           399,649
                Changes in certain operating assets and liabilities:
                      Accounts receivable                                                  (734,747)          (37,163)
                      Due from affiliates                                                    39,878          (148,044)
                      Federal and state income tax receivable                             1,078,953          (970,648)
                      Other current assets                                                 (127,018)          390,063
                      Accounts payable and accrued liabilities                              307,436          (247,376)
                      Due to affiliate                                                            -             1,138
                                                                                        ------------      ------------
                Cash used by continuing operating activities                             (2,056,538)       (2,337,922)
                Cash provided (used) by discontinued operating activities                   691,942          (527,666)
                                                                                        ------------      ------------
                Cash used by operating activities                                        (1,364,596)       (2,865,588)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment                                                  (201,157)         (235,910)
      Additions to property and equipment - discontinued operations                        (461,057)          (53,504)
      Loan to company to be acquired                                                              -          (500,000)
      Payments received on loans to affiliates - discontinued operations                          -         1,726,601
      Cash received in acquisition                                                                -            25,917
      Proceeds from sale of property and equipment                                            1,050                 -
      Proceeds from sale of property and equipment - discontinued operations                  6,600               450
                                                                                        ------------      ------------
                Cash provided (used) by investing activities                               (654,564)          963,554

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on capital leases                                                  (46,967)          (43,926)
      Principal payments on capital leases - discontinued operations                        (20,886)                -
      Issuance of common stock for exercise of options                                      327,164            93,876
      Issuance of common stock on equity line of credit                                      92,499                 -
      Issuance of Series B preferred stock                                                1,407,325                 -
      Preferred stock dividend payments                                                     (54,614)                -
      Borrowing on line of credit                                                           752,430                 -
      Amounts paid on line of credit                                                       (654,076)                -
      Borrowing on short term note - discontinued operations                              2,000,000                 -
      Borrowing on line of credit - discountinued operations                             22,689,149                 -
      Amounts paid on line of credit - discontinued operations                          (22,979,932)                -
      Purchase from third party of note receivable for stock purchase                             -          (435,000)
      Purchase of common stock for treasury                                                 (77,400)                -

                                                                                        ------------      ------------
                Cash provided (used) by financing activities                              3,434,692          (385,050)
                                                                                        ------------      ------------

                Net decrease in cash and cash equivalents                                 1,415,532        (2,287,084)

Cash and cash equivalents at beginning of period for continuing
      and discontinued operations                                                           911,179         4,807,441
                                                                                        ------------      ------------

Cash and cash equivalents at end of period for continuing and
      discontinued operations (see note 5)                                            $   2,326,711         2,520,357
                                                                                        ============      ============

Cash paid (received) during the period:
      Interest - continuing operations                                                $      61,211             19,595
                                                                                        ============      ============
      Interest - discontinued operations                                              $     312,855            15,946
                                                                                        ============      ============
      Income taxes - continuing operations                                            $       6,344             8,562
                                                                                        ============      ============
      Income taxes - discontinued operations                                          $  (1,069,438)         (512,242)
                                                                                        ============      ============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                  NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (Formerly AvTel Communications, Inc)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                        September 30, 1999 and 1998


(1) BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of NetLojix Communications, Inc. and Subsidiaries, formerly AvTel Communications, Inc. (the "Company") as of September 30, 1999 and for the three month and nine month periods ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Forms 10-K and 10-K/A for the year ended December 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

       On August 31, 1999 the Company entered into a definitive agreement to sell the Company's wholly owned subsidiary, Matrix Telecom, Inc. Matrix Telecom represented all of the Company's residential long distance business. As a result of the Company's decision to exit the residential long distance business, the Company's condensed consolidated financial statements as of September 30, 1999 and December 31, 1998 and for the three month and nine month periods ended September 30, 1999 and 1998 reflect the Company's residential long distance business as a discontinued operation. (See note 5)

         The Company's condensed consolidated financial statements for the three month and nine month periods ended September 30, 1998 have been restated to give effect to the recognition of an income tax benefit from discontinued operations of $156,006 and $873,458, respectively. As a result of this restatement, net loss for the three month and nine month periods ended September 30, 1998 have been decreased by $156,006 ($0.02 per common share-basic and diluted), and $873,458 ($0.09 per common share-basic and diluted), respectively from amounts previously reported.

         On September 15, 1999, the Company changed its name to NetLojix Communications, Inc. from AvTel Communications, Inc. This name change was effected by the short-form merger of a wholly-owned subsidiary with and into the Company.

(2) EARNINGS PER COMMON SHARE

         Earnings per common share for the three and nine month periods ended September 30, 1999 are as follows:.

                                             Three Months                    Nine Months
                                          Ended September 30,             Ended September 30,
                                         1999            1998            1999            1998
                                      -----------      ----------      -----------     ----------
Loss on continuing
  operations per share -

Numerator:
 Net loss                            $ (1,065,496)       (721,793)      (3,708,055)    (2,205,651)
 Preferred dividends                       46,028          11,816          292,041         35,448

                                      -----------      ----------      -----------     ----------

 Loss applicable to
   common shareholders               $ (1,111,524)       (733,609)      (4,000,096)    (2,241,099)
                                      ===========      ==========      ===========     ==========
Denominator:
 Weighted average number of common
 shares used in basic and diluted
 loss per common share                 10,738,993       9,526,410       10,588,843      9,518,132
                                      ===========      ==========      ===========     ==========
Basic and diluted loss per common
share                                $     (0.11)          (0.08)          (0.38)          (0.24)
                                      ===========      ==========      ===========     ==========

                                              Three Months                     Nine Months
                                           Ended September 30,            Ended September 30,
                                         1999            1998            1999            1998
                                      -----------      ----------      -----------     ----------
Loss from discontinued
  operations per share -

Numerator:
 Net loss                               (465,288)       (330,740)       (3,009,460)    (1,914,867)
                                      ===========      ==========      ===========     ==========
Denominator:
 Weighted average number of common
 shares used in basic and diluted
 loss per common share                 10,738,993       9,526,410       10,588,843      9,518,132
                                      ===========      ==========      ===========     ==========
Basic and diluted loss per common
 share                               $      (0.04)          (0.03)           (0.28)         (0.20)
                                      ===========      ==========      ===========     ==========


                                          1999            1998             1999           1998
                                      -----------      ----------      -----------     ----------
Net loss per share -

Numerator:
 Net loss                            $ (1,530,784)     (1,052,533)      (6,717,515)    (4,120,518)
 Preferred dividends                       46,028          11,816          292,041         35,448
                                      -----------      ----------      -----------     ----------
 Loss applicable to common
   shareholders                      $ (1,576,812)     (1,064,349)      (7,009,556)    (4,155,966)
                                      ===========      ==========      ===========     ==========
Denominator:
 Weighted average number
  of common shares used
  in basic and diluted
  loss per common share                10,738,993       9,526,410       10,588,843      9,518,132
                                      ===========      ==========      ===========     ==========
Basic and diluted loss
  per common share                   $      (0.15)          (0.11)           (0.66)         (0.44)
                                      ===========      ==========      ===========     ==========

As of September 30, 1999, there are 2,264,002 potential common shares excluded from the diluted per common share calculation because the effect is determined to be antidilutive.

(3) Stockholders' EQUITY

         COMMON STOCK SUBJECT TO PUT OPTION

         In 1996, approximately 482,000 shares of common stock were issued to officers of Matrix Telecom, Inc. at $1.50 per share. Such shares can be put or called at a price of $1.50 per share plus the earnings per share or minus the losses per share of the Company from the period July 1, 1996 to the end of the month prior to the date of notification of termination of employment by the employee or the Company. There were 75,051 and 112,578 shares outstanding subject to put options as of September 30, 1999 and December 31, 1998, respectively.

         ISSUANCE AND CONVERSION OF PREFERRED STOCK

         On April 13, 1999, the Company sold 1,500 shares of its newly-designated Series B Convertible Preferred Stock (the "Series B Stock") to AMRO International, S.A., Austinvest Anstalt Balzers and Esquire Trade & Finance Inc., (the "Series B Investors") for $1,500,000. The Series B Stock has a liquidation preference of $1,000 per share. The Series B Stock is entitled to an annual dividend of $30 per share, payable in cash or Common Stock, at the Company's option. The annual dividend will increase to $60 per share if the Company ever ceases to be listed on The NASDAQ Stock Market or any national securities exchange. The Series B Stock is convertible into Common Stock at the option of the Series B Investors at any time. The number of shares of Common Stock to be received by a Series B Investor upon conversion will equal the liquidation preference of the amount converted, divided by the conversion price. The conversion price will be the lesser of
(1) $6.875, or (2) 89% of the lowest closing bid price for the Common Stock on The NASDAQ SmallCap Market during the five day trading period prior to the date of conversion. There is no minimum conversion price for the Series B Stock.

         On July 12, 1999, Series B Investors converted 520 shares of Series B Stock into 155,804 shares of NetLojix common stock at a conversion price of $3.3375 per share and on October 21, 1999 an additional 60 shares of Series B stock were converted (see note 8). Unless the Company shall have obtained the approval of its voting stockholders in accordance with the rules of The NASDAQ Stock Market, the Company will not issue shares of Common Stock upon conversion of any shares of Series B Stock if such issuance of Common Stock, when added to the number of shares of Common Stock previously issued by the Company upon conversion of or as dividends on shares of the Series B Stock, would exceed 19.9% of the number of shares of Common Stock which were issued and outstanding on the original issuance date of the Series B Stock. The Company will pay converting Series B Investors in cash for any excess over such amount.

       The Company also issued the Series B Investors warrants to purchase up to 20,000 shares of Common Stock at a price of $8.60 per share. The warrants may be exercised beginning September 30, 1999, and terminate on March 31, 2002.

       The Company and the Series B Investors entered into a Registration Rights Agreement that requires the Company to file, and obtain and maintain the effectiveness of, a Registration Statement with the Securities and Exchange Commission (the "Commission") in order to register for public resale all shares of the Common Stock acquired by the Series B Investors (a) upon conversion of the Series B Stock, (b) in payment of dividends on the Series B Stock, and (c) upon exercise of the warrants. The Company will be subject to significant monetary penalties if it fails to maintain the effectiveness of such Registration Statement.

       The Company paid Trinity Capital Advisors, Inc. $60,000 as compensation for financial advisory services in connection with the placement of the Series B Stock.

         EQUITY LINE AGREEMENT

         On April 23, 1999, the Company entered into an equity line of credit agreement with Cambois Finance, Inc., through which the Company may sell or "put" NetLojix common stock to Cambois Finance, Inc. subject to the satisfaction of several conditions. The equity line agreement provides for Cambois Finance to purchase up to $13,500,000 of NetLojix common stock, subject to the Company filing and maintaining an effective registration statement, trading price and volume minimums, and limits on the amount and frequency on sales of common stock under the line. The Company filed the registration statement, which was declared effective by the Securities and Exchange Commission on August 25, 1999. On September 13,1999, the Company put 104,521 shares of common stock to Cambois Finance for $250,000 pursuant to the equity line agreement. The Company's stock price subsequently declined below the minimum threshold of $2.25 per share required in the equity line agreement. Under the terms of the agreement, the Company is unable to draw on the equity line. However, the Company is in discussions with Cambois Finance to continue to allow the Company to utilize the equity line agreement. (See note 6)

         The Company has issued 3,000 shares of Common Stock to Trinity Capital Advisors, Inc. as compensation for financial advisory services in connection with the transactions as set forth in the Private Equity Line.

         COMMON STOCK REPURCHASES/RELIGUISHMENTS

         During February 1999, the Company purchased 11,075 shares of its common stock at prices ranging from $5.875 to $7.41 in the open market pursuant to the Company's 1999 GO Plan. The 1999 GO Plan was established to provide the Company's employees with cash bonuses for up to four years to promote longevity of employment.

         On April 6, 1999 a former employee of the Company relinquished 36,262 shares of the Company's common stock to settle an employee receivable. The shares were subsequently canceled and retired. The value of the shares relinquished was equal to the receivable balance.

         PREFERRED STOCK DIVIDENDS

         As a result of issuance of the Series B stock, the Company is required to record the benefit of the conversion feature in a manner similar to a preferred stock dividend equal to the difference between the market price of the Company's common stock at the date the Company committed to issue the Series B stock and the conversion price, times the number of common shares issuable upon conversion. The preferred stock dividends are recorded ratably over the period to the earliest conversion date (90 days from date of issuance). During the three and nine month periods ended September 30, 1999, the Company recorded preferred dividends on Series B stock of $34,212 and $256,593, respectively.

         On January 31, 1999 and July 31, 1999, the Company declared and paid in cash semi-annual dividends of $23,632 to the holders of the Company's Series A convertible preferred stock.

         On September 30, 1999, the Company declared and paid in cash quarterly dividends of $7,350 to the holders of the Company's Series B preferred stock.

         STOCK OPTION GRANTS

         During the nine month period ended September 30, 1999 the Company granted nonstatutory stock options to three board members to purchase a total of 75,000 shares of the Company's common stock at exercise prices ranging from $4.625 to $4.88 (average exercise price of $4.82 per share), which was equivalent to the fair market value at date of grant. The stock options vest at a rate of 50% per year over two years and were granted pursuant to the Company's 1998 Stock Incentive Plan.

         During the nine month period ended September 30,1999, the Company granted incentive stock options to four executive officers to purchase a total of 350,000 shares of the Company's common stock at exercise prices ranging from $4.88 to $5.625 (average exercise price of $4.99 per share) which was equivalent to the fair market value at date of grant. The options vest at a rate of 25% per year over four years and were granted pursuant to the Company's 1998 Stock Incentive Plan.

          The Company also granted incentive stock options to various non-executive managers and employees to purchase a total of 77,000 shares of the Company's common stock at exercise prices ranging from $1.875 to $4.15 (average exercise price of $3.51 per share) which was equivalent to the fair market value at date of grant. The options vest at a rate of 25% per year over four years and were granted pursuant to the Company's 1998 Stock Incentive Plan.

(4) SALE OF SUBSIDIARY

The Company has agreed to sell all of the stock of Matrix Telecom, Inc. ("Matrix), a wholly-owned subsidiary of the Company to Matrix Acquisition Holdings Corp. ("Buyer"), a wholly-owned subsidiary of Platinum Equity Holdings, LLC, pursuant to a Stock Purchase Agreement dated August 31, 1999 (the "Sale"). In return, the Company will receive consideration of up to $7,052,529, consisting of (1) up to $614,332 in credits against long distance service usage, (2) the elimination of $4,190,058 in intercompany indebtedness owed to Matrix by the Company, (3) the retention by the Company of federal tax refunds to Matrix in the amount of $1,248,139, and (4) an incentive payment of up to $1 million based on additions to Matrix's Internet service customer base. In addition, the Buyer will indemnify the Company from certain amounts owing to Coast Business Credit, the secured lender to the Company and Matrix. The closing of the transaction is subject to certain regulatory and other approvals.

         Concurrent with the execution of the Stock Purchase Agreement, the Company, Matrix, and Buyer signed a Management Services Agreement relating to the operations of Matrix. Under the Management Services Agreement, the Company appointed the Buyer as the sole and exclusive provider of all services necessary or appropriate for the supervision and management of the operations of Matrix. As compensation for rendering services under the Management Services Agreement, the Buyer has the right to retain all net profits of Matrix during the term of the agreement. Matrix (and not the Company) bears all costs and expenses related to such services. The term of the agreement will continue until the earlier of the closing of the Sale or the termination of the Stock Purchase Agreement.

         The Buyer has advanced funds to Matrix for working capital and other general corporate purposes. As of September 30, 1999, the Buyer had advanced $2,000,000 to Matrix. Matrix must repay the advance if the Stock Purchase

Agreement is terminated without fault by either the buyer or seller.

         On September 30, 1999, Matrix entered into a revised note agreement with Sprint LLC to defer approximately $4,500,000 in network costs. The agreement provides for an initial payment of $1,500,000 with the balance payable in semi-annually payments starting at $200,000 and increasing to $900,000 through September 2001, with a final payment of $1,277,000 due in March 2002. The revised note agreement bears interest at 12% per annum.

         Both the advance from the Buyer and the note agreement are included in net liabilities of discontinued operations.

(5) DISCONTINUED OPERATIONS

         Matrix Telecom, Inc. is engaged in the residential long distance telephone business and represents all of the Company's business in this segment. Consequently, effective with the execution of a definitive agreement (the measurement date), the operations of Matrix Telecom, Inc. have been reflected as a discontinued operation in the Company's condensed consolidated financial statements as of September 30, 1999 and December 31, 1998 and for the three month and nine month periods ended September 30, 1999 and 1998.

         The Company anticipates that the sale of Matrix will result in a gain for accounting purposes. In accordance with APB No. 30, all losses of a discontinued operation from the time of the measurement date until the disposal date are deferred and recognized as a component of the gain. Since September 1, 1999 all losses of Matrix have been deferred and will be recognized as a reduction of the gain.

Selected financial information for the residential long distance business discontinued operations are as follows:

                                         Three months ended                    Nine months ended
                                            September 30,                         September 30,
                                      1999               1998                1999                 1998
                                  -----------       -----------        -----------          -----------
Sales                            $  4,757,955         8,402,595         15,539,321           27,876,016
Expenses                           (5,223,243)       (8,889,341)       (18,548,781)         (30,664,341)
                                  -----------       -----------        -----------          -----------
Loss before income tax
    benefit                          (465,288)         (486,746)        (3,009,460)          (2,788,325)
Tax benefit                                --           156,006                 --              873,458
                                  -----------       -----------        -----------          -----------
Loss from discontinued
    operations                   $   (465,288)         (330,740)        (3,009,460)          (1,914,867)
                                  ===========       ===========        ===========          ===========

                                 September 30,      December 30,
                                     1999              1998
                                  -----------       -----------
Cash                              $  1,971,495          689,120
Accounts receivable                  2,856,780        3,237,264
Other assets                         1,510,010        1,378,828
                                  -----------       -----------
     Total assets                 $  6,338,285        5,305,212
                                  ============      ===========
Liabilities                       $ 11,039,847        6,523,500
Accumulated Deficit                 (4,701,562)      (1,218,288)
                                  -----------       -----------
     Total liabilities and
        deficit                   $  6,338,285        5,305,212
                                  ============      ===========

(6) LIQUIDITY

         For the three months and nine months ended September 30, 1999, the Company reported net losses of $1,530,784 and $6,717,515 respectively. Discontinued operations for the three months and nine months ended September 30, 1999 resulted in net losses of $465,288 and $3,009,460 respectively, while net losses from continuing operations for the same periods were $1,065,496 and 3,708,055. In addition, as of September 30, 1999, the Company had a working capital deficit of $6,080,782, including $4,701,562 of net liabilities for discontinued operations. For the nine months ended September 30, 1999, cash used in continuing operations totaled $2,056,538 and cash provided by discontinued operations totaled $691,942. Cash provided by discontinued operations was primarily due to the Company's deferral of payments to vendors.

         On August 31,1999, the Company entered into the Stock Purchase Agreement pursuant to which the Company will sell 100% of the stock of Matrix to the Buyer. The consideration to the Company is to consist of a combination of credits against long distance service, elimination of indebtedness and certain contingent payments. The closing of the transaction is subject to certain regulatory and other approvals.

         As of June 30, 1999, the Company was in violation of one provision of the Loan and Security Agreement with Coast Business Credit that stipulates that the Company must maintain a net worth equal to or greater than $2 million. Coast Business Credit has waived its right of acceleration of the obligation as it relates to the Company not meeting the net worth covenant subject to the closing of the Matrix Sale, but otherwise retains its right of acceleration if the closing does not occur. The Buyer has indemnified the Company from any claims or liabilities arising out of the credit facility with Coast Business Credit in an amount not to exceed $2,750,000 plus any amount drawn on such facility by Matrix after August 31, 1999. As of September 30, 1999, borrowing outstanding under the credit facility for continuing operations amounted to $98,354 with approximately $495,000 available for future borrowings. As of September 30, 1999, borrowings outstanding for discontinued operations amounted to $822,107. Borrowings under the credit facility are secured by substantially all of the assets of the Company. The credit facility expires on October 31, 2000. The Company is currently negotiating a revision to the credit facility to be effective after closing of the sale of Matrix.

         As of April 23, 1999, the Company entered into an equity line agreement which provides for investors to purchase up to $13,500,000 of the Company's common stock, subject to the Company filing and maintaining an effective registration statement, trading price and volume minimums, and limits on the amount and frequency on sales of common stock under the line (see Note 3). On September 13,1999, the Company put 104,521 shares of common stock to Cambois Finance for $250,000 pursuant to the equity line agreement. The Company cannot sell stock under the agreement if the Company's stock price is below $2.25 per share unless the investor agrees to waive the requirement. The Company's stock price closed at $1-27/32 on November 9, 1999. However, the Company is in discussions with Cambois Finance to continue to allow the Company to utilize the equity line agreement. If the Company is able to continue to utilize the equity line agreement, the Company expects that it will continue to put stock to Cambois Finance from time to time to meet working capital needs.

           The Company believes that with the completion the sale of its residential long distance business, the Company will need to renegotiate its credit facility and raise additional capital in order to meet its working capital requirements. If the Company does not complete the sale of its residential long distance business or if it is unable to obtain other financing in a timely manner and on acceptable terms, it may be in default under its agreement with Coast Business Credit. In that event, management has developed and intends to implement a plan that would allow the Company to continue to operate through 2000. This plan would include reducing the Company's workforce, eliminating marketing expenditures, reducing professional services, reducing or eliminating other discretionary expenditures.

(7) SEGMENT REPORTING

         The Company's primary business segments are Communication Services, IT Support and eBusiness. NetLojix is an Enterprise Network Solutions company targeting small to mid sized corporate customers.

         The Communication Services segment offers a vast set of data, voice, and Internet service options. This segment employs networking and communications professionals that will design, build and maintain a flexible, cost-effective package of data networking and voice communications services to meet our customer's needs.

         IT Support provides a broad array of technical support services and solutions including system integration, desktop and network support, asset management, and help desk solutions aimed at keeping our customers systems operational and their networks running smoothly. The IT Support team is certified by over 40 hardware and software manufacturers.

         The eBusiness segment offers strategic uses of electronic communications and information technologies to accelerate the achievement of our customers' goals. eBusiness develops solutions and applications for most interactive platforms including the Internet, proprietary intranets and extranets, CD-ROMs and kiosks.

         The Company measures its performance based on revenues, gross margin, net income or loss and earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income or cash flows from operations, as a measure of performance.

         The results for the three months ended September 30, 1999 and 1998 are as follows:


                                          THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                           Communication
                                                             Services           IT Support          eBusiness         Total
                                                            -------------       -----------         ----------      ----------
Revenues                                                  $     2,461,694         1,281,010            549,368       4,292,072
Gross margin                                                    1,268,141           443,697            336,130       2,047,968
Selling, general & administration                               1,565,579           916,014            372,618       2,854,211
Depreciation & amortization                                       141,290            93,698             14,264         249,252
Interest expense                                                   (6,806)           (2,965)            (1,547)        (11,318)
Other income (expense)                                              1,317                 --                --           1,317
Discontinued operations                                                --                 --                --        (465,288)
                                                            -------------       -----------         ----------      ----------
Net loss                                                  $      (444,217)         (568,980)           (52,299)     (1,530,784)
                                                            =============       ===========         ==========      ==========
EBITDA                                                    $      (296,121)         (472,317)           (36,488)
Total assets                                              $     4,029,780         5,418,128            225,484       9,673,392

                                          THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                           Communication
                                                             Services           IT Support          eBusiness         Total
                                                            -------------       -----------         ----------      ----------
Revenues                                                  $     1,920,032                --            266,510       2,186,542
Gross margin                                                      775,580                --            240,274       1,015,854
Selling, general & administration                               1,386,694                --            202,585       1,589,279
Depreciation & amortization                                       134,489                --              8,767         143,256
Interest expense                                                  (4,305)                --               (864)         (5,169)
Other income (expense)                                                 57                --                 --              57
Income tax benefit                                                     --                --                 --              --
Discontinued operations                                                --                --                 --        (330,740)
                                                            -------------       -----------         ----------      ----------
Net loss                                                  $     (749,851)                --             28,058      (1,052,533)
                                                            =============       ===========         ==========      ==========
EBITDA                                                    $     (611,057)                 --            37,689
Total assets                                              $     5,040,531                 --            21,292       5,061,823


         The results for the nine months ended September 30, 1999 and 1998 are as follows:

                                           NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                           Communication
                                                             Services           IT Support          eBusiness         Total
                                                            -------------       -----------         ----------      ----------
Revenues                                                  $     7,000,247         3,875,543          1,285,691      12,161,481
Gross margin                                                    3,319,904         1,362,363            775,015       5,457,282
Selling, general & administration                               4,468,827         2,926,908            915,198       8,310,933
Depreciation & amortization                                       414,909           309,102             42,414         766,425
Interest expense                                                  (27,958)          (64,322)            (5,320)        (97,600)
Other income (expense)                                             (3,759)           10,000              3,380           9,621
Income tax benefit                                                     --                --                 --              --
Discontinued operations                                                --                --                 --      (3,009,460)
                                                            -------------       -----------         ----------      ----------
Net loss                                                  $    (1,595,549)       (1,927,969)          (184,537)     (6,717,515)
                                                            =============       ===========         ==========      ==========
EBITDA                                                    $    (1,152,682)       (1,554,545)          (136,803)
Total assets                                              $     4,029,780         5,418,128            225,484       9,673,392

                                           NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                           Communication
                                                             Services           IT Support          eBusiness         Total
                                                            -------------       -----------         ----------      ----------
Revenues                                                  $     5,887,573                --            565,253       6,452,826
Gross margin                                                    2,317,289                --            477,683       2,794,972
Selling, general & administration                               3,961,960                --            589,473       4,551,433
Depreciation & amortization                                       408,391                --             25,511         433,902
Interest expense                                                 (17,402)                --             (2,367)        (19,769)
Other income (expense)                                              4,336                --                145           4,481
Income tax benefit                                                     --                --                 --              --
Discontinued operations                                                --                --                 --      (1,914,867)
                                                            -------------       -----------         ----------      ----------
Net loss                                                  $    (2,066,128)               --           (139,523)     (4,120,518)
                                                            =============       ===========         ==========      ==========
EBITDA                                                    $    (1,640,335)               --           (111,645)
Total assets                                              $     5,040,531                --             21,292       5,061,823

(8) SUBSEQUENT EVENTS

         On October 21, 1999, Series B Investors converted 60 shares of Series B Stock into 35,956 shares of NetLojix common stock at a conversion price of $1.6687 per share.

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

The following discussion and analysis should be read in connection with the unaudited condensed consolidated financial statements for the three month and nine month periods ended September 30, 1999 and 1998 of the Registrant and related notes included elsewhere in this report and the consolidated financial statements and related management discussion and analysis included in the Registrant's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1998.

OVERVIEW

         NetLojix Communications, Inc., formerly AvTel Communications, Inc. (the "Company") is a provider of Enterprise Network Solutions integrating data, voice and Internet services. The Company sells and markets advanced network services and information technology support services through internal direct sales professionals and independent value added resellers to business customers.

On September 15, 1999, the Company changed its name to NetLojix
Communications, Inc. from AvTel Communications, Inc. This name change was effected by the short-form merger of a wholly-owned subsidiary with and into the Company.

         On August 31, 1999, the Company entered into a Stock Purchase Agreement to sell all of the stock of Matrix Telecom, Inc. ("Matrix), a wholly-owned subsidiary of the Company to Matrix Acquisition Holdings Corp. ("Buyer"), a wholly-owned subsidiary of Platinum Equity Holdings, LLC. The closing of the transaction is subject to certain regulatory and other approvals.

         Matrix Telecom, Inc. is engaged in the residential long distance telephone business and represents all of the Company's business in this segment. Consequently, the operations of Matrix Telecom, Inc. have been reflected as a discontinued operation in the Company's condensed consolidated financial statements as of September 30, 1999 and December 31, 1998 and for the three month and nine month periods ended September 30, 1999 and 1998.

         Concurrent with the execution of the Stock Purchase Agreement, the Company, Matrix, and Buyer signed a Management Services Agreement relating to the operations of Matrix. Under the Management Services Agreement, the Company has appointed the Buyer as the sole and exclusive provider of all services necessary or appropriate for the supervision and management of the operations of Matrix.

         As compensation for rendering services under the Management Services Agreement, the Buyer has the right to retain all net profits of Matrix during the term of the agreement. Matrix (and not the Company) bears all costs and expenses related to such services. The term of the agreement will continue until the earlier of the closing of the Sale or the termination of the Stock Purchase Agreement

         On September 25, 1998, the Company acquired all of the issued and outstanding capital stock of Digital Media International, Inc. ("DMI"), a privately-held corporation based in Santa Barbara, California, which develops software for interactive, entertainment and other applications.

         On November 19, 1998, the Company acquired all of the issued and outstanding capital stock of Remote Lojix/PCSI, Inc. ("RLI"), a privately-held corporation based in New York, which is a provider of system integration and local area network ("LAN") services to corporate customers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998.

Revenues

     Revenues from continuing operations for the three months ended September 30, 1999 were $4.3 million, an increase of 96.3% or $2.1 million from $2.2 million for the three months ended September 30, 1998.

         Communications services revenues, increased $0.6 million to $2.5 million for the three months ended September 30, 1999 from $1.9 million for the three months ended September 30, 1998. Within the communications services segment, voice and data services accounted for $0.5 million of the increase with the balance of the increase attributable to internet services. Data and voice services increased 41.7% from the comparable quarter in 1998 as the Company significantly expanded its sales force during 1999. Billable revenue minutes increased from 11.6 million to 20.7 million.

        IT Support Services revenues were $1.3 million for the three months ended September 30, 1999. The Company acquired the IT Support business in its acquisition of Remote Lojix/PCSI in November, 1998, therefore there were no IT support revenues for the three and nine month periods ended September 30, 1998. IT support services include systems integration, service contract, retainer contracts and help desk outsourcing. The Company has recently integrated the IT Support services it acquired and is now providing these services as part of a total enterprise wide solution in each of its operating regions nationally.

        eBusiness revenues increased to $0.6 million for the three months ended September 30, 1999 from $0.3 million for the comparable quarter in 1998. eBusiness includes applications development and data warehousing and management services. During the three months ended September 30, 1998 the Company recorded a $0.1 million management fee relating to the acquisition of DMI. Excluding the one time management fee, revenues for the eBusiness segment grew by $0.4 million or 271.8%. The increase is primarily attributable to applications services that were acquired in the DMI acquisition.

Gross Margin

         Gross margin on continuing operations as a percentage of revenues increased to 47.7% for the three months ended September 30, 1999 from 46.5% for the three months ended September 30, 1998. Gross margin from continuing operations increased $1.0 million to $2.0 million for the three months ended September 30, 1999 from $1.0 million for the three months ended September 30, 1998.

         Communications Services gross margin as a percent of revenue increased to 51.5% for the three months ended September 30, 1999 from 40.4% for the three months ended September 30, 1998. Within the Communications services segment, data and voice gross margins averaged 35.1% vs. 10.9% in the comparable quarter in 1998. During the three months ended September 30, 1999, the Company received a credit from its major vendor of $0.2 million relating to prior periods network service costs. Excluding the effect of the one time credit, the Company's gross margins for communications services would have been 42.4% and gross margins for data and voice services would have been 20.6%. Effective February 15, 1999, the Company negotiated significantly lower rates with the Company's major underlying carrier for dedicated traffic. The improvement in gross margins was partially offset by the re-negotiation of a major customer contract which resulted in lower retail business rates. The lower rates were effective with August traffic and extend through October 2000. As a result of the re-negotiated contract with the major customer and other competitive pressures, the Company anticipates that gross margins for data and voice services will be lower in the fourth quarter than the current quarter.

         Gross margins for Internet services continues to be strong averaging 83.3% during the three months ended September 30, 1999 vs. 83.9% for the comparable 1998 quarter.

         IT Support services gross margins averaged 34.6% during the quarter ended September 30, 1999.

         eBusiness gross margins were 61.2% or $0.3 million during 1999 vs. 90.2% or $0.2 million for the comparable quarter in 1998. The decrease in gross margin is due to the $0.1 million management fee relating to the acquisition of DMI recorded in 1998 and the increase in applications development projects within this segment. Gross margins for applications development projects are negotiated on a project by project basis and tend to fluctuate for each project depending on the total dollar amount, deadline commitments and specialized expertise that may be required for a particular project.

Selling, General, and Administrative Costs

     Selling, general, and administrative costs from continuing operations increased $1.3 million to $2.9 million for the three months ended September 30,

1999 from $1.6 million for the three months ended September 30, 1998. As a percentage of revenues, selling, general and administrative costs decreased to 66.5% for the three months ended September 30, 1999 from 72.7% for the three months ended September 30, 1998.

         $0.9 million of the increase in selling, general and administrative expenses is attributable to the acquisition of Remote Lojix/PCSI in the fourth quarter of 1998. Approximately $0.1 million of the increase is due to increased fees, primarily due to the class action lawsuit. The remaining increase in cost was associated with expanded sales force and related expenses including general office expense, rent, utilities and travel expenditures.

Depreciation and Amortization

     Depreciation and amortization increased $106,000 to $249,000 for the three months ended September 30, 1999 from $143,000 for the three months ended September 30, 1998. The increase was primarily due to increased goodwill amortization related to the purchase of RLI during the fourth quarter of 1998.

Discontinued operations

         Loss from discontinued operations was $0.5 million for the three months ended September 30, 1999 vs. $0.3 million for the comparable quarter in 1998. The 1998 period reflects three months of activity. In accordance with APB 30, since September 1, 1999, the measurement date, all losses of Matrix have been deferred and will be recognized upon completion of the sale as a reduction of the gain.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

Revenues

     Revenues from continuing operations for the nine months ended September 30, 1999 were $12.2 million, an increase of 88.5% or $5.7 million from $6.5 million for the nine months ended September 30, 1998.

        Communications services revenues increased 18.9% or $1.1 million to $7.0 million for the nine months ended September 30, 1999 from $5.9 million for the nine months ended September 30, 1998. Data and voice revenues contributed $0.9 million of the increase due primarily to the Company's expanded sales force. During the fourth quarter of 1999, the Company is expected to increase the sales force by as much as 25% as the future focus of the Company continues to move toward integrating the Company's communications, IT support and eBusiness services. Billable revenue minutes increased from 36.9 million to 53.8 million minutes reflecting the Company's increasing customer base.

        Revenues from IT Support services were $3.9 million for the nine month period ended September 30, 1999. The Company acquired the IT Support business in its acquisition of Remote Lojix/PCSI in November 1998, therefore there were no IT support revenues for the comparable period in 1998.

        Revenues in the eBusiness segment more than doubled to $1.3 million for the nine month period ended September 30, 1999 from $0.6 million in the comparable period in 1998. The increase is primarily attributable to the DMI acquisition.

Gross Margin

         Gross margin from continuing operations as a percentage of revenues increased to 44.9% for the nine months ended September 30, 1999 from 43.3% for the nine months ended September 30, 1998. Gross margin increased $2.7 million to

$5.5 million for the nine months ended September 30, 1999 from $2.8 million for the nine months ended September 30, 1998.

         Communication services gross margin as a percent of revenues increased to 47.4% for the nine months ended September 30, 1999 from 39.4% for the nine months ended September 30, 1998. During the third quarter of 1999, the Company received a credit from its major vendor of $0.2 million relating to prior periods network service costs. Excluding the effect of the one time credit, the Company's gross margin for data and voice services would have been 44.2%. Effective February 15, 1999, the Company negotiated significantly lower rates with the Company's major underlying carrier for dedicated traffic. The improvement in gross margins was partially offset by the re-negotiation of a major customer contract which resulted in lower retail business rates. The lower rates were effective with August traffic and extend through October 2000. As a result of the re-negotiated contract with the major customer and other competitive pressures, the Company anticipates that gross margins for data and voice services in the future will be lower than the current period.

         IT Support services gross margins averaged 35.2% or $1.4 million during the nine month period ended September 30, 1999.

         eBusiness gross margins were 60.3% or $0.8 million during 1999 vs. 84.5% or $0.5 million for the comparable period in 1998. The decrease in gross margin is due to the increase in applications development projects within this segment. Gross margins for applications development projects are negotiated on a project by project basis and tend to fluctuate for each project depending on the total dollar amount, deadline commitments and specialized expertise that may be required for a particular project.

Selling, General, and Administrative Costs

     Selling, general, and administrative costs from continuing operations increased $3.7 million to $8.3 million for the nine months ended September 30, 1999 from $4.6 million for the nine months ended September 30, 1998. As a percentage of revenues, selling, general and administrative costs decreased to 68.3% for the nine months ended September 30, 1999 from 70.5% for the nine months ended September 30, 1998.

         Approximately $2.9 million or 77.9% of the overall increase in selling, general and administrative expenses is attributable to the acquisition of Remote Lojix/PCSI in the fourth quarter of 1998. Approximately $0.3 million of the increase is due to increased legal fees, primarily due to the class action lawsuit. The remaining increase in cost was associated with expanded sales force and related expenses including general office expense, rent, utilities and travel expenditures.

Depreciation and Amortization

     Depreciation and amortization increased $332,000 to $766,000 for the nine months ended September 30, 1999 from $434,000 for the nine months ended September 30, 1998. The increase was primarily due to increased goodwill amortization related to the purchase of RLI during the fourth quarter of 1998.

Discontinued operations

         Loss from discontinued operations increased 57.2% or $1.1 million to $3.0 million for the nine month period ended September 30, 1999 from $1.9 million in the comparable period in 1998. The residential long distance business continued to decline as competition forced long distance rates down. Marketing programs, including direct mail and telemarketing campaigns were stopped as they were determined not to be cost effective. Customer accounts continued to decline as residential long distance customers frequently change from long distance carrier to long distance carrier. In accordance with APB 30, since September 1, 1999, the measurement date, all losses of Matrix have been deferred and will be recognized upon completion of the sale as a reduction of the gain.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months and nine months ended September 30, 1999, the Company reported net losses of $1,530,784 and $6,717,515 respectively. Discontinued operations for the three months and nine months ended September 30, 1999 resulted in net losses of $465,288 and $3,009,460 respectively, while net losses from continuing operations for the same periods were $1,065,496 and 3,708,055. In addition, as of September 30, 1999, the Company had a working capital deficit of $6,080,782, including $4,701,562 of net liabilities for discontinued operations. For the nine months ended September 30, 1999, cash used in continuing operations totaled $2,056,538 and cash provided by discontinued operations totaled $691,942.

         On August 31,1999, the Company entered into the Stock Purchase Agreement pursuant to which the Company will sell 100% of the stock of Matrix to the Buyer. The consideration to the Company is to consist of a combination of credits against long distance service, elimination of indebtedness and certain contingent payments. The closing of the transaction is subject to certain regulatory and other approvals.

         As of June 30, 1999, the Company was in violation of one provision of the Loan and Security Agreement with Coast Business Credit that stipulates that the Company must maintain a net worth equal to or greater than $2 million. Coast Business Credit has waived its right of acceleration of the obligation as it relates to the Company not meeting the net worth covenant subject to the closing of the Sale, but otherwise retains its right of acceleration if the closing does not occur. The Buyer has indemnified the Company from any claims or liabilities arising out of the credit facility with Coast Business Credit in an amount not to exceed $2,750,000 plus any amount drawn on such facility by Matrix after August 31, 1999. As of September 30, 1999, borrowing outstanding under the credit facility for continuing operations amounted to $98,354 with approximately $495,000 available for future borrowings. As of September 30, 1999, borrowings outstanding for discontinued operations amounted to $822,107. Borrowings under the credit facility are secured by substantially all of the assets of the Company. The credit facility expires on October 31, 2000. The Company is currently negotiation a revision to the credit facility to be effective after closing of the sale of Matrix.

         As of April 23, 1999, the Company entered into an equity line agreement which provides for investors to purchase up to $13,500,000 of the Company's common stock, subject to the Company filing and maintaining an effective registration statement, trading price and volume minimums, and limits on the amount and frequency on sales of common stock under the line (see Note 3). On September 13,1999, the Company put 104,521 shares of common stock to Cambois Finance for $250,000 pursuant to the equity line agreement. The Company cannot sell stock under the agreement if the Company's stock price is below $2.25 per share unless the investor agrees to waive the requirement. The Company's stock price closed at $1-27/32 on November 9, 1999. However, the Company is in discussions with Cambois Finance to continue to allow the Company to utilize the equity line agreement. If the Company is able to continue to utilize the Private Equity Line of Credit, the Company expects that it will continue to put stock to Cambois Finance from time to time to meet working capital needs.

         The Company believes with the completion the sale of its residential long distance business, the Company will need to renegotiate its credit facility and raise additional capital in order to meet its working capital requirements. If the Company does not complete the sale of its residential long distance business or if it is unable to obtain other financing in a timely manner and on acceptable terms, it may be in default under its agreement with Coast Business Credit. In that event, management has developed and intends to implement a plan that would allow the Company to continue to operate through 2000. This plan would include reducing the Company's workforce, eliminating marketing expenditures, reducing professional services, reducing or eliminating other discretionary expenditures.

         The primary sources of operating cash flow for the Company are revenues derived from the sale of communication services and information technology services to businesses, its secured credit facility and the equity line of credit agreement. The primary uses of cash are payments to underlying network vendors for provisioning telecommunications facilities. Net cash used in continuing operating activities is $2.1 million for the nine months ended September 30, 1999, compared to $2.3 million for the comparable period in 1998.

         Net cash used in investing activities was $0.7 million for the nine months ended September 30, 1999, and net cash provided by investing activities was $1.0 million for the nine months ended September 30, 1998. The Company loaned $2.0 million to an affiliated company during 1997. Of such amount, $1.7 million was repaid during the first nine months of 1998.

         Net cash provided by financing activities was $3.4 million for the nine months ended September 30, 1999and net cash provided by financing activities was $0.4 million for the nine months ended September 30, 1998. On October 2, 1998, the Company entered into a secured credit facility with Coast Business Credit. This credit facility consists of a line of credit of up to $7.5 million. Under the line of credit, the Company may borrow up to 75% of eligible receivables (as defined). In addition, the line of credit may be utilized in connection with certain acquisitions and equipment purchases as well as to provide a facility for issuing letters of credit. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% (10.25% at September 30, 1999). As of September 30, 1999, borrowing outstanding under the credit facility for continuing operations amounted to $98,354 with approximately $495,000 available for future borrowings. As of September 30, 1999, borrowings outstanding for discontinued operations amounted to $822,107. Borrowings under the credit facility are secured by substantially all of the assets of the Company. The credit facility expires on October 31, 2000. The Company is currently negotiating a revision to the credit facility to be effective after closing of the sale of Matrix.

YEAR 2000

         The Company recognizes the importance of Year 2000 Date ("Y2K") Compliance to our customers, as well as our global community, and it is a top corporate priority. In order to assist our customers in their preparations related to Y2K Compliance for January 1, 2000 and beyond, the following is an overview of the Company's Y2K efforts and our progress to date.

         Y2K Compliance is the inability of computer systems and certain other equipment to properly recognize and process data that uses two digits rather than four to designate particular years. In 1998, the Company initiated a Y2K Project Plan ("the Plan") and Internal Project Team ("the Team") to assess whether our network systems that process date sensitive information will perform satisfactorily leading up to and beyond January 1, 2000. The goal of the Plan and the Team is to correct, prior to January 1, 2000, any Year 2000-related problem with our critical systems, the failure of which could have a material or adverse effect on the Company's operations and/or our ability to provide service to our existing and potential customers. The Company's senior management team has also given the Team its full support and backing. The Company's primary internal Y2K exposure is in the rating and billing systems employed by Matrix Telecom, Inc. On August 31, 1999 the Company entered into a Stock Sale agreement, to dispose of the Company's wholly-owned subsidiary, Matrix Telecom, Inc. The buyer has agreed to assume management of all assets and liabilities of Matrix, including the rating and billing system.

         In September 1999 NetLojix entered into an agreement with a third party vendor to provide rating and billing services for NetLojix customers. The vendor has provided assurances that its rating and billing systems are Y2K compliant

         With respect to the remaining computer systems and external exposure, the Company developed a plan to identify and remediate Y2K exposure. The Plan includes steps to (1) identify each critical systems element that requires data code remediation, (2) establish a plan to remediate such systems, (3) implement all required remediations, (4) test the remediated systems, and (5) develop a contingency plans.

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

         The identification and planning phases of the Plan are materially complete as they relate to Company-owned systems and to third-party vendors and other telecommunications carriers.

         With respect to Company-owned systems, the process of remediation of Y2K issues, identified in the identification and planning phases, are completed.

         Based on work completed under the Plan to date, the Company has contacted all third party vendors and other telecommunications carriers. Thus far, the majority of those suppliers who have responded have indicated that their systems and service delivery mechanisms are Y2K compliant or will be made so through currently available modifications before the end of the year. The Company plans to continue monitoring all of our third-party remediation efforts and to develop an ongoing contingency plan for the delivery of such services as necessary.

         Contingency planning to maintain and restore service in the event of natural disasters, power failures and systems-related problems is a routine part of the Company's operations. The Company believes that such contingency plans will assist the Company in responding to the failure by outside service providers to successfully address Y2K issues. In addition, the Company is currently identifying and considering various Y2K-specific contingency plans, including identification of alternate vendors and service providers and manual alternatives to system operations. These Y2K specific contingency plans are expected to be materially complete in the fourth quarter of 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not exposed to material future earnings or cash flow fluctuations, from changes in interest rates on its long-term debt at September 30, 1999. A hypothetical increase of 100 basis points in interest rate (ten percent of the Company's overall borrowing rate) would not result in a material fluctuation in future earnings or cash flow. The Company had not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and is currently not evaluating the future use of such financial instruments.

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a defendant in a class action under the federal securities laws (In re AvTel Securities Litigation, Case No. 98-9236) currently pending in the United States District Court for the Central District of California. This litigation is the consolidation of five separate class action suits that were filed against the Company and certain of its officers, alleging securities fraud. The plaintiffs are purported investors who purchased shares of NetLojix common stock on November 12, 1998. On that date the trading price for the common stock on The Nasdaq SmallCap Market rose from $2.125 to $31 per share, with more than 3 million shares trading. The plaintiffs allege that a press release issued by NetLojix on November 12, 1998, announcing the launch of its subsidiaries' DSLink Service for high speed Internet access, and an interview concerning that service, as reported by Bloomberg News, were misleading and defrauded the market for NetLojix's publicly-traded securities.

         This matter is still in the early stages of litigation. The plaintiffs filed a consolidated and amended complaint on March 15, 1999. Discovery is under way, with trial tentatively scheduled for October 2000. The Company contends that its statements were not misleading, and intends to defend vigorously this securities litigation. However, it is not possible to predict at this time the likely outcome of this action or the costs NetLojix will incur in defending the action.

         On May 28, 1999, Matrix was served with a complaint filed in the District Court of Dallas County, Texas, by E. Craig Sanders. Mr. Sanders was an executive of Matrix Telecom from late 1994 until he was terminated by Matrix Telecom in May 1995. In addition to Matrix, the defendants in the action are Ronald L. Jensen, United Group Association, Inc. (an entity affiliated with Mr. Jensen) and AvTel. The complaint alleges that Mr. Jensen wrongfully foreclosed on Matrix Telecom stock owned by Mr. Sanders after Mr. Sanders failed to repay a debt to Mr. Jensen. Matrix Telecom then repurchased the stock from Mr. Jensen pursuant to an existing buy/sell agreement with Mr. Sanders. In addition to his claim against Mr. Jensen, Mr. Sanders is apparently seeking 171,548 shares of NetLojix's common stock, or its monetary equivalent, from NetLojix.

         NetLojix and Matrix have filed an answer denying the allegations of this complaint, and discovery in the matter is under way. Both NeLojix and Matrix Telecom intend to defend this complaint vigorously.

         On June 28, 1999, the Company was served with a complaint filed in the District Court of Garfield County, Oklahoma. The complaint was styled as a class action with Alexander B. McNaughton as representative of the class. The suit alleges that members of the class received unsolicited facsimile transmissions from an agent of the Company in violation of the Telephone Consumer Privacy Act. The Company had filed an answer denying the allegations. NetLojix's motion to dismiss the complaint was granted in October 1999, and the matter is no longer pending.

         On October 4, 1999, Matrix Telecom, Inc. was served with a complaint filed in the District Court of Oklahoma County, Oklahoma, by Brentford Investments, Inc. and Transnational Telesis, Inc. ("TTI"). The complaint also names Direct Network Services, Inc. (now known as DNS Communications, Inc.; "DNS") as a defendant. DNS was formerly a subsidiary of Matrix and is currently a subsidiary of the Company. DNS sold its long distance business to a third party in 1996.

         The complaint alleges that DNS entered into a marketing agreement with TTI pursuant to which DNS was to pay certain commissions to TTI based on the telephone usage of customers obtained for DNS by TTI. The complaint further alleges the third party to whom DNS sold its long business failed to make certain commission payments. The complaint seeks damages in excess of $10,000 from Matrix, DNS and the third party purchaser of DNS's long distance business. Brentford Investments, Inc. is an investor in TTI.

         Matrix and DNS are in the process of responding to the complaint. Both intend to defend this complaint vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 12, 1999 holders of the Company's Series B preferred stock converted 520 shares of Series B convertible preferred stock into 155,804 shares of common stock. The company did not receive any proceeds from the conversion. On October 19, 1999 holders of the Company's Series B preferred stock converted 60 shares of Series B convertible preferred stock into 35,956 shares of common stock. The company did not receive any proceeds from the conversion.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         As of June 30, 1999, the Company was in violation of one provision of its Loan and Security Agreement with Coast Business Credit that stipulates that the Company must maintain a net worth equal to or greater than $2 million. Coast Business Credit has waived its right of acceleration of the obligation as it relates to the Company not meeting the net worth covenant subject to the closing of the Sale, but otherwise retains its right of acceleration if the closing does not occur. The Buyer has indemnified the Company from any claims or liabilities arising out of the credit facility with Coast Business Credit in an amount not to exceed $2,750,000 plus any amount drawn on such facility by Matrix after August 31, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company has agreed to sell all of the stock of its Matrix Telecom, Inc subsidiary to Matrix Acquisition Holdings Corp. (the "Buyer"), a wholly-owned subsidiary of Platinum Equity Holdings, LLC ("Platinum"), pursuant to a Stock Purchase Agreement dated August 31, 1999, as amended (the "Stock Purchase Agreement"), among the Company, Matrix and the Buyer, as assignee of Energy TRACS Acquisition Corp., a wholly-owned subsidiary of Platinum (the "Sale").

         The business, property and assets of Matrix account for a substantial portion of the business, property and assets of the Company and its subsidiaries considered as a whole. Section 271 of the Delaware General Corporation Law requires that the holders of a majority of the outstanding shares of a Delaware corporation must approve the sale of all or substantially all of the corporation's property and assets. Although the Board of Directors of NetLojix does not believe that the Sale constitutes a sale of all or substantially all of the Company's property and assets, it has deemed it prudent to obtain the approval of the holders of a majority of the outstanding shares of the Company common stock.

         Directors and principal stockholders who, collectively, hold in excess of 65.1% of the Company's issued and outstanding shares of common stock have signed a written consent approving the Sale and the Stock Purchase Agreement. Accordingly, no meeting of stockholders will be held to consider the Sale.

         In accordance with Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended, the Company will not complete the Sale until at least 20 calendar days after the Information Statement with respect to this action has first been sent to stockholders. The Information Statement was first sent to stockholders on or about November 8, 1999.

ITEM 5.  OTHER INFORMATION

         On November 9, 1999 the Company filed notice with The Nasdaq Stock Market Inc. of its intent to appeal a decision made by the Nasdaq staff to delist the Company from The Nasdaq SmallCap Stock Market. A hearing has been set for December 9, 1999 before a Nasdaq Listing Qualifications Panel. The staff had determined that the Company no longer met the minimum requirements for continued listing on The Nasdaq SmallCap Market. Specifically the staff concluded that NetLojix no longer met the minimum requirements for net tangible assets and market capitalization.

         Management intends to make a presentation to the Listing Qualifications Panel regarding the successful completion of its recent reorganization, the pending sale of Matrix Telecom, recent renewed interest by prospective investors in the Company's business, the financial performance of its continuing operations, and the possibility of raising additional capital under its equity line agreement. There can be no assurance that the Company will retain its Nasdaq SmallCap Market listing in the short term or re-qualify for listing if it is delisted.

         If the panel determines that the Company's stock is no longer eligible for trading on The Nasdaq SmallCap Stock Market, the Company's stock will commence trading on the Electronic Bulletin Board under the same trading symbol.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           27.1   Financial Data Schedule - Nine Months Ended September 30,
                  1999

           27.2 Restated Financial Data Schedule - Nine Months Ended September 30, 1998

      (b)  Reports on Form 8-K

         On August 2, 1999 the Company filed a Current Report on Form 8-K announcing its signing of a letter of intent to sell matrix Telecom, Inc.

         The Company filed a Current Report on Form 8-K on September 9, 1999 with respect to the execution of a Stock Purchase Agreement with Energy TRACS Acquisition Corp., a wholly-owned subsidiary of Platinum Equity Holdings, LLC. to sell Matrix Telecom, Inc.

                  The Company filed a Current Report on Form 8-K on September 15, 1999 with respect to the change of the Company's corporate name to NetLojix, Communications, Inc.

         The Company filed no other reports on Form 8-K during the quarter ended September 30, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NETLOJIX COMMUNICATIONS, INC.,
                                   a Delaware corporation



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


November 15, 1999

                                  Exhibit Index

Exhibit
Number  Exhibit Description
------- -------------------

27.1    Financial Data Schedule - Nine Months Ended September 30, 1999

27.2    Restated Financial Data Schedule - Nine Months Ended September 30, 1998