Form 10-K
period 1999-12-31
NETLOJIX COMMUNICATIONS INC
filed 2000-03-29
CIK 1005974

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Fiscal Year Ended: December 31, 1999

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ___________.

                         Commission file number 0-27580

                          NetLojix Communications, Inc.
                       -----------------------------------
                    (Exact Name of Registrant in Its Charter)

     Delaware                                                  87-0378021
   ------------                                               --------------
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

                    501 Bath Street, Santa Barbara, CA             93101
             ----------------------------------------------       -------
                   (Address of Principal Executive Offices)      (Zip Code)

                                 (805) 884-6300
                              --------------------
                (Issuer's Telephone Number, Including Area Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $69,111,309, computed at the last sale price of such Common Stock on The Nasdaq SmallCap Market as of March 24, 2000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 24, 2000, there were 13,242,381 shares of the Registrant's Common Stock, par value $0.01, issued and outstanding, excluding treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

        TABLE OF CONTENTS

        Item Number                                                                   Page Number
        -----------                                                                   -----------
        PART I

        1.        Business                                                               2

        2.        Properties                                                            18

        3.        Legal Proceedings                                                     19

        4.        Submission of Matters to a Vote of Security Holders                   20

        PART II

        5.        Market for Common Equity and Related Stockholder Matters              20

        6.        Selected Financial Data                                               22

        7.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   25

        7A.       Quantitative and Qualitative Disclosures about
                  Market Risk                                                           35

        8.        Financial Statements and Supplementary Data                           35

        9.        Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                                   36

        PART III

        10.       Directors and Executive Officers of the Registrant                    36

        11.       Executive Compensation                                                38

        12.       Security Ownership of Certain Beneficial Owners and
                  Management                                                            46

        13.       Certain Relationships and Related Transactions                        48

        14.       Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                                   49

PART I

ITEM 1.  BUSINESS

INTRODUCTORY STATEMENT

         THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). FORWARD-LOOKING STATEMENTS ARE STATEMENTS OTHER THAN HISTORICAL INFORMATION OR STATEMENTS OF CURRENT CONDITION AND RELATE TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF NETLOJIX. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF NETLOJIX'S STRATEGIES, PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS. SOME FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY USE OF SUCH TERMS AS "BELIEVES," "ANTICIPATES," "INTENDS" OR "EXPECTS." NETLOJIX'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. NETLOJIX UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE CAUTIONARY STATEMENTS MADE IN THIS ANNUAL REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS ANNUAL REPORT.

BACKGROUND

GENERAL

         NetLojix is an eBusiness enabler providing advanced Internet, data, and voice connectivity, technical support and application hosting services to the mid-size business market. We are a single-source provider of enterprise network solutions integrating our complete portfolio of broadband connectivity; applications development and hosting; and system integration and maintenance. Our offices and support teams provide design, implementation and management of wide area networks (WANs), local area networks (LANs) and electronic commerce or "eBusiness" solutions, including frame relay, digital subscriber line (DSL), Internet -based virtual private networks (iVPN), voice products transported via the Internet Protocol (VOIP) and Internet access. We offer these services on a stand-alone basis or bundled as part of a total solution.

         We also provide Internet access and email services under the recognized brands of Silicon Beach and WestNet to approximately 10,000 customers through DSL, ISDN, Frame Relay, wireless microwave, dial-up, and cable modem access on the central coast of California.

HISTORY

         The company now known as NetLojix was incorporated on October 31, 1981. Prior to October 23, 1996, NetLojix conducted operations under the name "Hi, Tiger International, Inc." On October 23, 1996, Hi, Tiger International, Inc. acquired AvTel Holdings, Inc, a California corporation. We changed our name to "AvTel Communications, Inc." and implemented a complete change in our board of directors and executive management. AvTel Holding's Chairman and CEO and Chief Operating Officer became the Chairman and CEO and the Chief Operating Officer of AvTel Communications, Inc. As a result of the acquisition, we began to change the focus and the direction of NetLojix. In the intervening years, we have developed a sales and operational strategy to position us as an eBusiness enabler providing advanced Internet, data, and voice connectivity, technical support and application hosting services to the mid-size business market. We now categorize our sources of revenue into three areas: network connectivity, technical support services and application development and hosting.

         The acquisition of AvTel Holdings was effected in exchange for 1,063,127 shares of NetLojix common stock, representing approximately 61% of the issued and outstanding NetLojix common stock after giving effect to the acquisition, and 250,000 shares of newly authorized shares of NetLojix's series A convertible preferred stock. For accounting purposes, the acquisition was treated as a reverse acquisition with AvTel Holdings as the acquirer.

          The acquisition of AvTel Holdings started us on our current operational strategy which we have continued to enhance and refine through acquisitions and mergers to support our sources of revenues; network connectivity, technical support and application development and hosting.

NETWORK CONNECTIVITY

/ / In November, 1996, we acquired Silicon Beach Communications, Inc., a provider of Internet services application development and hosting services.

/ / In February, 1997, we acquired WestNet Communications, Inc., a Ventura, California Internet service provider. Following completion of this acquisition, we began to integrate the customer bases, network facilities and other operations of Silicon Beach Communications and WestNet Communications in order to achieve efficiencies and economies of scale.

/ / On December 1, 1997, we acquired Matrix Telecom, a privately-held Texas corporation. At the time of the acquisition, Matrix Telecom was a provider of long distance telephone services to both business and residential customers. See "Background--Acquisition of Matrix Telecom" below. This acquisition provided us with certain carrier agreements, regulatory approvals, licenses, provisioning capabilities and an expanded customer base. Subsequent to the acquisition, we realigned Matrix Telecom to include only residential customers. On November 30, 1999, we sold Matrix Telecom representing all of our residential customer base. See "Sale of Matrix Telecom" below.

TECHNICAL SUPPORT SERVICES

/ / In November, 1998, we acquired Remote Lojix/ PCSI, Inc., a privately-held corporation based in New York, which is a provider of system integration and local area network services to corporate customers primarily in the eastern United States. This acquisition provided us with the necessary sales, technical resources and service capabilities to initiate our strategy to provide technical support services to our existing and new customers.

APPLICATION DEVELOPMENT AND HOSTING

/ / On September 25, 1998, we acquired Digital Media International, Inc., a privately-held corporation based in Santa Barbara, California, which develops software for educational, entertainment and other applications. This acquisition significantly enhanced our development capabilities, provided us with certain proprietary software applications and an expanded customer base.

CORPORATE NAME CHANGE

         On September 15, 1999, we changed our name to NetLojix Communications, Inc. NetLojix was chosen to reflect our focus on providing enterprise-wide network solutions including communications services and information technology
(IT) support. This name change was effected by the short-form merger of a wholly-owned subsidiary with and into NetLojix.

ACQUISITION OF MATRIX TELECOM

         We acquired Matrix Telecom through a stock for stock exchange which was completed on December 1, 1997. In exchange for 100% of the outstanding stock of Matrix Telecom, the Matrix Telecom shareholders received 9,582,493 shares of newly issued common shares of NetLojix, representing approximately 83.9% of the issued common stock of NetLojix. For accounting purposes, the acquisition was treated as a reverse acquisition with Matrix Telecom as the acquirer.

         In connection with the share exchange, the Matrix Telecom stockholders and NetLojix entered into a registration rights and lockup agreement dated December 1, 1997. Under the agreement, certain persons and entities who held an aggregate of 85.2% of the outstanding Matrix Telecom common stock agreed not to offer, pledge, sell, or otherwise dispose of any shares of NetLojix issued to them pursuant to the terms of the stock exchange agreement for a two year period. The two-year period expired on December 1, 1999.

         Under the terms of the registration rights and lockup agreement, we are required to use our best efforts to file a shelf registration statement providing for the sale by such stockholders of all securities issued to them in connection with the stock exchange agreement, if requested by such stockholders. We must also use reasonable efforts to keep the shelf registration statement effective on a continuous basis until either (1) all of the shares of common stock are sold or (2) all of the shares of common stock could be sold in a single transaction pursuant to Rule 144 of the

Securities Act of 1933. These stockholders may also require us to undertake up to two additional demand registrations of their securities if the shelf registration is not in place. We must pay all costs and expenses of both shelf and demand registrations (excluding any underwriting discounts and fees of counsel to the stockholders.

         As of March 24, 2000, no stockholders have requested NetLojix to file a shelf registration and consequently, the shares remain unregistered. NetLojix's obligations under the registration rights and lockup agreement relate to a total of 6,457,123 shares of NetLojix stock held by the following shareholders: Ronald
L. Jensen (329,321 shares), Gladys Jensen (731,847 shares), James J. Jensen (800,000 shares), Jami J. Jensen (851,738 shares), Janet J. Jensen (961,939 shares), Jeffrey J. Jensen (851,738 shares), Julie J. Jensen (851,738 shares), The RJ & GJ Foundation (329,692 shares), The Janet Foundation (24,124 shares), The OUI Foundation (75,862 shares), The Chasdrew Foundation (24,124 shares), John E. Allen (125,000 shares), Anthony E. Papa (250,000 shares) and James P. Pisani (250,000 shares).

         At the time of the share exchange, Matrix Telecom was a provider of domestic and international long distance telecommunication services primarily to residential and small business customers in the United States and was licensed to provide telecom services in 49 states. Matrix Telecom's strategy was to compete as a non-facilities based reseller, contracting with Sprint Corporation, Pacific Gateway Exchange, Inc., and other carriers to provide switching and transmission of its customers' traffic. The acquisition of Matrix Telecom provided us with the telecom licenses, billing services and technical support services needed to compete effectively in the communications business.

         SALE OF MATRIX TELECOM

         After the purchase of Matrix Telecom, we began to realign our business along customer oriented business segments. The business customers that were acquired in the Matrix Telecom acquisition were moved to the business markets segment which left Matrix Telecom focused almost exclusively on residential long distance customers.

         Since the time of the share exchange, competitive pressures within the residential long distance market have increased dramatically. Pricing pressures have continued to reduce retail pricing of long distance products. These factors, similar in nature to those affecting all resellers of long distance telephone services, together with our discontinuation of non-cost effective telemarketing and direct mail marketing, resulted in significant decreases in revenue. This business became overwhelmingly competitive with unprecedented downward pricing pressure and rising customer attrition rates. We also believe that the challenges we experienced in this area overshadowed the substantial growth we experienced in providing data communications services and information technology support to businesses.

         In August, 1999 we decided to exit the residential long distance business. Our decision was driven by our desire to maximize our focus on our core competency of providing enterprise network solutions to business customers. The sale of Matrix Telecom was the result of our decision to exit the residential long distance business.

         On November 30, 1999, we sold all of the stock of Matrix Telecom to Matrix Acquisition Holdings Corp., a wholly-owned subsidiary of Platinum Equity Holdings, LLC. The transaction was completed under a Stock Purchase Agreement dated August 31, 1999, as amended. The purchase price for the Matrix Telecom stock was valued at $6,052,529. There were four components to the purchase price. First, we received a credit against future charges incurred for long distance wholesale telephone traffic pursuant to our service contract with Matrix Telecom. We calculated the amount of this credit to be $614,332. Second, the parties eliminated $4,190,058 in intercompany indebtedness owed to Matrix Telecom by NetLojix. Third, we retained federal income tax refunds paid to or due Matrix Telecom in the total amount of $1,248,139. Fourth, we may receive a cash payment based upon Matrix Telecom's Internet service customer base. We currently do not anticipate any payment from this component. In addition, we received an indemnity from Platinum against certain claims or liabilities arising under our secured credit facility with Coast Business Credit. We have also been released by Coast Business Credit from any claims or liabilities relating to borrowings secured by the assets of Matrix Telecom.

         The amount of the final purchase price is subject to adjustment based on finalization of a balance sheet for Matrix Telecom, Inc. as of August 31, 1999 and agreement by both parties. We completed the balance sheet, and Platinum has notified us that it materially disagrees with the closing balance sheet that we prepared. We are currently attempting to negotiate a settlement of the balance sheet items in disagreement. If we are unable to resolve the matter, the balance sheet will be submitted to an independent firm of accountants chosen by the parties for final resolution. Any material adjustments, as determined by the independent accountants, will effect the purchase price and the recorded gain. At this time, we believe that the ultimate resolution of the items in dispute will not materially affect the recorded gain.

         In connection with the sale, we agreed not to engage in the provision of residential long distance telephone services within the United States prior to August 31, 2002. However, we may continue to provide long distance service to our business customers. During the same period we are also prohibited from, directly or indirectly, soliciting the employment of or hiring certain employees of Matrix Telecom.

                  The sale of Matrix Telecom was the result of NetLojix's decision in August, 1999 to exit the residential long-distance business. Consequently, the residential long-distance business has been reflected as a discontinued operation and all prior period amounts have been restated.

BUSINESS OF THE COMPANY

         We provide services that enable small to mid-sized businesses to effectively compete in the increasingly complex world of electronic commerce and communications. The services we provide include advanced Internet, data, and voice connectivity, technical support and application development and hosting services. We are a single-source provider of enterprise network solutions integrating our complete portfolio of broadband connectivity; applications development and hosting; and system integration and maintenance. Our offices and support teams provide design, implementation and management of LAN, WAN and eBusiness solutions, including frame relay, DSL, iVPN, VOIP and Internet access. We offer these services on a stand-alone basis or bundled as part of a total solution.

         We target the enterprise networking needs of mid-size corporate customers. Our objective is to become a leading single-source provider of network connectivity, technical support, and application hosting. This includes Internet access, data transport and voice services; systems integration, IT service and technical support; and web-centric application hosting. Through a value-added sales process, we design, install and manage our customers' networks. We also provide a host of additional value-added services assisting our customers to create enhanced Intranet and extranet applications. We believe this strategy of focusing on the corporate customer for enterprise-wide network solutions offers significant opportunity. We are able to cross-market to our customer base a variety of traditional telecommunications products and services such as long distance telephone service, executive calling cards and video/audio conferencing as well as eBusiness and IT maintenance and support services.

         Recently, we have implemented a facilities-based network strategy which includes the deployment of multi-service points-of-presence ("mPOPs") in select target markets. mPOPs are router-based network access points that allow us to provide services we currently do not provide in certain markets, give us greater control over portions of the network we provision for our customers and therefore provide a higher quality of service. We will utilize local access providers including local exchange carriers ("LEC's"), competitive local exchange carriers ("CLEC's"), DSL providers and wireless carriers to interconnect customer locations with our mPOP network. Each mPOP is connected to the Internet through high-speed, broadband facilities provided by alternative carriers. The mPOP strategy will also provide us with additional transport facilities for other frame relay and ATM data services. Each mPOP is equipped with, among other things, Cisco data routing equipment and other systems as required to provide transport and hosting services. mPOPs provide NetLojix greater network flexibility and control and cost benefits in providing data services to our customers.

         We currently operate one mPOP in Santa Barbara, California and we are installing three additional locations which should be fully operational by May, 2000. The three additional mPOPs are located in San Francisco, California, Los Angeles, California and New York, New York. We also operate nine smaller virtual points-of-presence on the Central Coast of California. We expect to continue to expand our mPOP network in the future.

         We expect to upgrade each mPOP with Internet Protocol (IP) voice routing capabilities as customer demand for such services increases. We believe that the deployment of our mPOP strategy will provide additional, competitively priced service offerings to our target customers.

         We also provide Internet access and email services under the recognized brands of Silicon Beach and WestNet to approximately 10,000 customers through DSL, ISDN, Frame Relay, wireless microwave, dial-up, and cable modem access on the central coast of California.

         INDUSTRY. Information technology has fast become a driving force in telecommunications. Our strategy is driven by corporate end users' needs for network connectivity, integration and support as a result of new software applications and technology advancements developed in the information technology arena. This has become a critical element in the ability of businesses, professional and other organizations to improve productivity and lower costs. This can be accomplished through the use of a variety of communications services, including branch office, remote office and telecommuter networking ("intranets") as well as providing network access to customers, vendors, suppliers ("extranets") and the Internet. While we expect these factors to continue to increase market demand for these services, there are no assurances regarding the size of such demand or that NetLojix will be selected to provide its services in response to such demand.

         INTERNETWORKING. At an increasing rate, business, professional and other organizations are seeking to inter-network their local area networks, wide area networks and virtual private networks to share information and computing resources for applications such as e-mail, transaction processing, the sharing of databases, multi-site engineering, product development and electronic image transfer. The communications traffic of many organizations has grown steadily during the past two decades leading to enterprise-wide networks facilitating rapid and efficient data communications between work groups, departments and branch locations. Additionally, a shift to enterprise-wide remote access has occurred due to increased business mobility, increased telecommuting, reduced cost of wide area network services and widespread adoption of remote access standards. Internet and remote access devices extend the organization network beyond the branch office, bringing remote users closer to the enterprise and permitting connection to the corporate local area network so users can work anywhere, any time. Users can access e-mail, databases and servers as if they were in the corporate office. The recent availability of reliable Internet protocol voice technology within an enterprise-wide data network has created additional cost-saving incentives for businesses to implement advanced network solutions.

         We believe that, as a result of these shifts, internetworking, the method used for interconnecting networks, will continue to grow. This is reflected in the growth in sales and distribution of routers, remote access servers, intranet software and other various components that enable Internetworking. As the computing paradigm continues to migrate to Web-centric architectures, enterprise-wide networks allow those technologies to be implemented. Our strategy recognizes the opportunity to bridge the gap between telecom and computer providers and simplify networking complexities by becoming a single source for enterprise-wide services and support.

                  CONNECTIVITY AND BANDWIDTH. We believe that communications requirements such as bandwidth availability and network design are replacing computer requirements such as processor speed, memory or operating systems as the delimiting factors for business applications. Video conferencing, remote patient diagnostics with medical imaging and telecommuting are all business applications in which the success of the deployment is defined by the available bandwidth. The ultimate realization of this trend is the Web and applications developed with Internet-specific tools. Web-based applications are computer platform and operating system independent but depend entirely upon connectivity and bandwidth for successful deployment and execution.

                  As a result, connectivity has become one of the most important factors in enhancing business productivity and customer service. Large corporations have historically created private wide area networks through leased dedicated data lines. However, dedicated point-to-point facilities have several deficiencies: leased lines are very expensive; remote offices and telecommuters are omitted; and leased lines are not suited for unscheduled and asynchronous communications. Accordingly, small and medium size companies that have sought the benefits of Internetworking have been required to use modems and dial-up telephone lines which are generally too slow to handle today's applications.

         Growing demands for high speed capabilities have given way to the emergence of new carrier-based data communication services to overcome the deficiencies of both dedicated leased and dial-up lines. Wide area network solutions vary substantially depending on an organization's size and communications needs. Traditionally, wide-band digital transmission circuits (such as T1 and DS-1) were leased from public carriers to provide voice, fax and data communications links between larger offices and low speed leased lines (such as DS-O) for branch office connectivity. For some applications, however, this has proven expensive and inefficient because the entire bandwidth capacity is dedicated 24 hours per day, whether or not it is used.

         Packet-based services were developed to address the issue of allocation and utilization. Today, "fast packet" networking technologies such as Frame Relay and Asynchronous Transfer Mode have emerged as an integrated, cost-effective, flexible wide area network solution. These networks allow for "bandwidth on demand" between any two endpoints on a wide area network.

         STRATEGY. The implementation of our strategy involves the marketing of products and services integrated into enterprise-wide network solutions for business customers. These enterprise-wide solutions include network design, system integration and technical support, wide area network connectivity, voice connectivity, Internet access and Web development, hosting and co-location. NetLojix's sales and marketing activities result in monthly, recurring revenues from networking customers under term agreements. Our sales strategy includes in-house direct sales professionals and an agent program through which we distribute our services through value-added resellers (VARs) of information technology products. We leverage the existing customer relationships of these VARs gaining more immediate access to a wider group of prospective customers and greater credibility in the sales process. Additionally, this VAR channel becomes the service organization for our business customers requiring on-site repair and maintenance visits in remote markets.

REGULATION

         The services which NetLojix provides, either directly or through our subsidiaries, are subject to varying degrees of federal, state and local regulation. The Federal Communications Commission exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent that they involve the provision, origination or termination of jurisdictionally interstate or international communications. The state public service commissions retain jurisdiction over jurisdictionally intrastate communications. The Federal Communications Commission and relevant public service commissions have the authority to regulate interstate and intrastate rates, respectively, ownership of transmission facilities and the terms and conditions under which our services are provided.

         In general, neither the Federal Communications Commission nor the relevant state public service commissions exercise direct oversight over cost justification for our services or profit levels, but either or both may do so in the future. However, we are required by federal and state law and regulations to file tariffs listing the rates, terms and conditions of services provided. We are also generally required to obtain certification from the relevant state public service commission prior to the initiation of certain intrastate service, and are required to maintain a certificate issued by the Federal Communications Commission in connection with the provision of certain international services. Any failure to maintain proper federal and state tariffs or certification or any difficulties or delays in obtaining required authorization could have a material adverse effect on our business.

         In order to continue providing long distance telephone services to our business customers after the sale of Matrix Telecom, we formed NetLojix Telecom, Inc., a wholly-owned subsidiary of NetLojix, which has applied for Section 214 authority from the Federal Communications Commission and operating authority from all 49 states in which Matrix Telecom was qualified or registered. As NetLojix Telecom has not yet received such approval in all such jurisdictions, Matrix Telecom is continuing to provide service on behalf of NetLojix in such jurisdiction until such approval is received. As of March 24, 2000, NetLojix Telecom had received approval in 34 jurisdictions.

COMPETITION

                  The telecommunications and information technology industries are highly competitive and affected by rapid regulatory and technological change. We face substantial and growing competition from a number of telecommunications service providers, Internet service providers and technical support service providers. We do not believe that a significant number of other companies are providing the bundle of services for enterprise-wide network solutions or a comparable range of services integrating Internet, data and voice connectivity and technical support to mid-sized businesses. However, we do face intense competition in each of our individual product and service offerings.

         Our network connectivity services offerings compete directly with traditional long distance carriers, facilities based carriers as well as Internet and web service providers. Our technical support services competes both directly and indirectly with IT consulting firms and computer equipment resellers.

         We believe that the principal competitive factors in our business include pricing, customer service, network quality, service offerings and the flexibility to adapt to changing market conditions. Our future success depends in part upon our ability to compete with national and local telecommunications providers, national and local Internet service providers, and small and large network services providers, many of which have considerably greater financial and other resources than us.

INTELLECTUAL PROPERTY

         We use several unregistered trademarks in our marketing materials. These include NetLojix-TM-, mPOP-TM-, Silicon Beach-TM-, WestNet Communications-TM-, Remote Lojix-TM-, Addictive Media-TM- and Digital Meteor-TM-, which we may seek to register. While these trademarks are important to our business, we do not believe that failure to register these trademarks poses any material risk of infringement on our rights to use such trademarks.

EMPLOYEES

         As of March 24, 2000, NetLojix and our subsidiaries had 154 full-time employees. None of the employees are represented by a union. We supplement our work force from time to time with contractors, administrative personnel through employment agencies, and part time employees. We believe that we have good relations with our employees.

RECENT DEVELOPMENTS

STOCK REPURCHASE

         In connection with a newly-established employee incentive plan, on January 28, 2000, we commenced a small program to repurchase shares of NetLojix Common Stock on the Nasdaq SmallCap Market. In connection with this program, we spent approximately $40,000 to repurchase 11,830 shares of the Common Stock. These shares will be held in treasury.

PRIVATE EQUITY PLACEMENT

         On March 3, 2000 we raised $1.5 million through a private placement of 375,000 shares of common stock at $4.00 per share. The purchaser was AMRO International, S.A., an entity organized under the laws of Panama. We also granted AMRO warrants to purchase up to 75,000 shares of common stock at a price of $5.25 per share. We are required to file a registration statement to register the public resale of these shares by AMRO. The registration statement must be filed within 60 days after the date we file this Annual Report on Form 10-K. We have to use our best efforts to have the registration declared effective, and we face significant monetary penalties if the registration statement is not declared effective within 90 days after the date it is filed.

RISK FACTORS

         IN EVALUATING NETLOJIX, ITS BUSINESS, OPERATIONS AND FINANCIAL POSITION, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS FORM 10-K. THE FOLLOWING FACTORS, AMONG OTHERS, COULD AFFECT NETLOJIX'S ACTUAL FUTURE OPERATING RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER FROM THE RESULTS DISCUSSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF NETLOJIX.

         WE HAVE EXPERIENCED SIGNIFICANT LOSSES FROM CONTINUING OPERATIONS IN EACH OF THE LAST THREE YEARS AND EXPECT TO CONTINUE TO EXPERIENCE LOSSES FOR THE FORESEEABLE FUTURE

         We have incurred significant losses from continuing operations in each of the last three years and we expect to continue to lose money for the foreseeable future. We have not generated enough revenue to offset the substantial amounts that we have spent to grow our business, and we plan to continue to incur significant expenses.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL

         Historically, our cash flow from operations, our secured borrowings, our private placements and our equity line agreement with Cambois Finance, Inc. have been sufficient to meet working capital and capital expenditure requirements. On March 3, 2000 we raised $1.5 million through a private placement of 375,000 shares of common stock at $4.00 per share. In March, 2000, we restructured our secured credit facility with Coast Business Credit. Currently no amount is outstanding under the credit facility.

         We believe that our cash flow from operations, our equity line agreement and our secured line of credit with Coast Business Credit are sufficient to meet our working capital requirements from our current operations into the foreseeable future. However, our ability to raise capital by putting common stock to Cambois Finance under the equity line agreement is subject to the satisfaction of several conditions. Additionally, we have historically grown our business through mergers and acquisitions. Over the past year we have been limited in our ability to attract acceptable acquisition candidates because of our low stock price and lack of capital resources. We believe that we will need to raise additional capital in order to grow our business through acquisitions.

THE STOCK PRICE IS VOLATILE

         Our common stock has been traded on The Nasdaq SmallCap Market since May 28, 1998. Trading in our stock was halted by Nasdaq after the close of trading on November 12, 1998, through the close of trading on November 13, 1998, as a result of an unusual upsurge in its stock price and trading volume. See "Business - Legal Proceedings." The trading volume of the common stock has been variable, but often low. As a result, relatively small trades may significantly affect the market price of the common stock. The market price of the shares of common stock has been highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, announcements of potential acquisitions, changes in regulations, activities of the largest domestic providers, industry consolidation and mergers, conditions and trends in the market, adoption of new accounting standards affecting the industry, changes in recommendations and estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of emerging growth companies like NetLojix. Many of these factors are beyond our control.

THE MARKET PRICE OF OUR COMMON STOCK WOULD BE ADVERSELY AFFECTED IF WE WERE DELISTED FROM THE NASDAQ SMALLCAP MARKET BECAUSE WE FAILED TO CONTINUE TO MEET THE LISTING STANDARDS

         On November 19, 1999, The Nasdaq Stock Market Inc. notified us that we no longer met the minimum requirements for net tangible assets and market capitalization for continued listing on The Nasdaq SmallCap Market. As a result, The Nasdaq Stock Market threatened to delist our common stock. Although we were able to bring NetLojix back into compliance with the listing requirements prior to being delisted, and are currently in compliance with the listing requirements, there can be no assurance that NetLojix will continue to meet The Nasdaq SmallCap Markets listing requirements in the future. If our common stock were delisted, the price of the common stock would, in all likelihood, decline. We are currently in full compliance with the listing requirements for the Nasdaq SmallCap Market including net tangible assets and market capitalization.

WE ARE A DEFENDANT IN A SECURITIES CLASS ACTION LITIGATION

         As noted above, on November 12, 1998, we experienced an unusual upsurge in our stock price and trading volume. This unusual event has triggered the initiation of class action litigation under the federal securities laws. See "Business-Legal Proceedings." We believe that these claims are without merit and we intend to defend vigorously this litigation. However, it is not possible at this time for us to predict with certainty the outcome of this litigation. Our operating results and financial condition could be adversely affected by an adverse outcome of this litigation. Even if we prevail in the litigation, the expenses of the defense could have a material adverse effect on our operating results and financial condition.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY

         We have only recently begun to integrate our services under a single enterprise network solutions offering. Previously, our telecommunications services, IT services, Internet services and applications hosting services were marketed separately under separate company names and marketing channels. We believe there are significant opportunities for our single source strategy for the mid-sized business. However, the industries in which we compete are intensely competitive and subject to rapid change.

         We compete with telecommunications services providers, technical support providers, web development companies and other Internet service providers. Within the telecommunications industry, competitors include facilities-based and non-facilities-based providers, many of which have substantially more resources than us. Providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services.

         The technical support industry is characterized by numerous competitors offering one or more services that we provide. We compete with PC vendors and PC resellers for maintenance and extended warranty services and large IT consulting firms for our "help" desk and IT facilities management services. In addition, there are numerous small companies that compete effectively for technical support services within one or more industry specific niche markets or geographic areas. Certain competitors are substantially larger than we are and have greater financial, technical, service, and marketing resources.

                  We also compete with all Internet service providers that provide web hosting and design. Many of our competitors are substantially larger than we are and have substantially greater financial, infrastructure and personnel resources than we have. Furthermore, many of our competitors have well established large and experienced marketing and sales capabilities and greater name recognition.

WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE

         Our business is in a period of rapid technological evolution, marked by the introduction of competitive product and service offerings, such as the use of the Internet for international voice and data communications, the use of the web for business connectivity and rapidly changing commercial uses of the Internet. Our future success depends, in part, on our ability to use leading technologies effectively, to develop technological expertise, to enhance existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We are unable to predict which technological development will challenge its competitive position or the amount of expenditures that will be required to respond to a rapidly changing technological environment. If we fail to respond in a timely and effective manner to new and evolving technologies it could have a negative impact on our operating results and financial condition.

WE ARE DEPENDENT ON TELECOMMUNICATIONS CARRIERS AND OTHER SUPPLIERS

         We rely on traditional telecommunications carriers to transmit our traffic over local and long distance networks. These networks may experience disruptions that are not easily remedied. In addition, we depend on certain suppliers of hardware and software. If the suppliers fail to provide network services, equipment or software in the quantities, at the quality levels or at the times we require, it will be difficult for us to provide services.

REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS

         Our business is subject to various federal and state laws, regulations, agency actions and court decisions, some of which impose prior certification, notification, registration and/or tariff requirements. As noted above, NetLojix Telecom, a subsidiary of NetLojix, is currently in the process of applying for
Section 214 authority from the Federal Communications Commission and operating authority from 49 states. Certificates of authority can generally be conditioned, modified or revoked by state regulatory authorities for failure to comply with state laws and regulations. Fines and other penalties may be imposed. The loss of a certificate of authority or the imposition of fines or other penalties could have a material effect on our business, operating results and financial condition. In addition, future changes in any of these sources of regulation could have a material adverse effect on our business, operating results and financial condition.

OUR EXECUTIVE OFFICERS, DIRECTORS AND EXISTING STOCKHOLDERS WILL HAVE THE ABILITY TO EXERCISE SIGNIFICANT CONTROL

         Executive officers, directors and members of their families beneficially own, in the aggregate, approximately 56% of our common stock. Although this percentage will decrease if we sell common stock to Cambois Finance under the equity line agreement, these stockholders will be able to exercise control over all matters requiring approval by our shareholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control, which could negatively affect the stock price.

FUTURE SALES OF COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE

         If requested by certain shareholders, we are required to register for resale 6,457,123 shares of common stock that are held by executive officers and directors of NetLojix, members of their families and certain charitable foundations, pursuant to a registration rights and lockup agreement. The market price of our common stock could decline as a result of sales of a large number of shares of NetLojix common stock in the market, or the perception that such sales could occur.

These sales might also make it more difficult for us to sell equity securities in the future at a time that we consider appropriate.

THE ISSUANCE OF SHARES UNDER THE EQUITY LINE AGREEMENT MAY DILUTE OUR COMMON STOCKHOLDERS AND ADVERSELY AFFECT THE STOCK PRICE

         On April 23, 1999, we entered into an equity line agreement with Cambois Finance, Inc., a British Virgin Islands Corporation engaged in the business of investing in publicly-traded equity securities. Under the equity line agreement, subject to the satisfaction of certain conditions, we may issue or sell, from time to time, up to an aggregate of $13,500,000, after deducting discounts, of our common stock. As of March 24, 2000, NetLojix had sold a total of $2,000,000 of common stock to Cambois Finance under the equity line agreement. The equity line agreement provides that the number of shares that can be put to Cambois Finance is based on a floating rate that will be below the market price of the common stock. As a result, the lower the stock price goes, the more common stock that Cambois Finance receives. The following table illustrates the number of shares that NetLojix would be required to issue if it chooses to raise additional capital under the equity line, at various assumed prices pursuant to the equity line agreement, subject to the limitations described in the text following the table, and the percentage of outstanding stock that would be owned by existing stockholders as a result of the issuance of NetLojix common stock at the indicated price. NetLojix is not obligated to put shares to Cambois under the terms of the equity line agreement. The option to draw funds is purely that of NetLojix. The table is for illustrative purposes only, and you should not assume that it represents NetLojix's "best guess" of the range of future prices.

                       Assumed                 Shares Issuable under the          Ownership of Existing
                 NetLojix Low Closing                 Equity Line             Stockholders as a Result of
                     Bid Price(1)                      Agreement                    Share Issuance(2)
                     ---------                         ---------                    --------------
                      $1.625                           7,951,599                         62.48%
                      $3.250                           3,975,799                         76.91%
                      $4.875                           2,650,533                         83.32%
                      $6.50 (3)                        1,987,900                         86.95%
                      $8.125                           1,590,320                         89.28%
                      $9.750                           1,325,266                         90.90%
                     $11.375                           1,135,943                         92.10%

----------
(1) NetLojix does not have the right to put common stock to Cambois unless the low closing bid price determined at the date of the put is at least $2.26.
(2) Based on 13,242,381 shares outstanding on March 24, 2000.
(3) Low closing bid price for a share of NetLojix common stock on March 24, 2000.

         Notwithstanding the conversion formulas, in order to comply with the listing requirements of the Nasdaq SmallCap Market the equity line agreement provides that, without a vote of NetLojix's common stockholders, NetLojix may not issue more than 2,103,939 shares of common stock in the aggregate to Cambois Finance under the equity line, which number of shares is equal to 19.96% of the outstanding shares of NetLojix common stock on the date of the equity line agreement. As of March 24, 2000, NetLojix had sold a total of 1,066,725 shares to Cambois Finance under the equity line agreement. As a result, NetLojix could sell up to an additional 1,037,214 shares to Cambois Finance. In order to issue shares in excess of that amount under the equity line agreement, NetLojix would have to register additional shares with the Securities and Exchange Commission, as well as obtain stockholder approval.

         The significant downward pressure on the price of the common stock as a result of sales by Cambois Finance could encourage short sales. This could exert further downward pressure on the price of NetLojix common stock.

WE ARE DEPENDENT ON KEY MANAGEMENT PERSONNEL FOR OUR FUTURE SUCCESS

         Our success depends to a significant degree upon the efforts of senior management personnel, in particular, Anthony E. Papa, Chairman and Chief Executive Officer, and James P. Pisani, President and Chief Operating Officer. The departure of any officers or key employees could materially adversely affect our ability to implement our business plan.

WE MAY NOT BE ABLE TO HIRE AND RETAIN QUALIFIED EMPLOYEES

         We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled personnel. Competition for qualified, high-level telecommunications personnel is intense and there can be no assurance that we will be successful in attracting and retaining qualified personnel. The loss of the services of one or more of our key individuals, or failure to attract and retain other key personnel, could materially adversely affect our business, operating results and financial condition.

WE MAY NOT BE ABLE TO SUCCESSFULLY MAKE ACQUISITIONS OF OTHER COMPANIES

         An important component of our past growth has been to develop our business through acquisitions. This growth strategy is dependent on the continued availability of suitable acquisition candidates and subjects us to a number of risks. Acquisitions may place significant demands on our financial and management resources, as the process for integrating acquired operations presents a significant challenge to management and may lead to unanticipated costs or a diversion of management's attention from day-to-day operations. There can be no assurance that we will be able to successfully integrate into its operations any acquisitions it makes in the future.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Form 10-K, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of NetLojix to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those set forth above. GIVEN THESE UNCERTAINTIES, THE STOCKHOLDERS OF NETLOJIX ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

ITEM 2. PROPERTIES

         We do not own any real property. The table below sets forth certain information with respect to the material properties that we lease, including the executive offices in Santa Barbara, California. All of such properties consist of office space. NetLojix and subsidiaries also operate points-of-presence for the purpose of creating local access points to its network backbone.

-------------------------------------------------------------------------------

                                                                                                 CURRENT MONTHLY
                     LOCATION                  SQUARE FEET               EXPIRATION DATE(2)          RENT(1)
      501 Bath Street
      Santa Barbara, CA                                6,798                 March 2003              $11,863

      1421 State Street                                3,000                 March 2003               $4,950
      Suite I
      Santa Barbara, CA

      104 West Anapamu                                 3,441                November 2001             $4,800
      Suites C&D
      Santa Barbara, CA

      70 West 36th St., Suite 605                      2,500                December 2002             $4,800
      New York, NY

      38 East 32nd St., 8th Floor                      4,400                February 2004             $4,416
      New York, NY

                                                                                                       CURRENT MONTHLY
               LOCATION                              SQUARE FEET            EXPIRATION DATE(2)              RENT(1)
      1600 Parkwood Circle (3)                         2,190                December 2001             $3,750
      Suite 603
      Atlanta, GA


      7001 Grapevine Highway                           3,183                  May 2003                $3,382
      Suite 525
      North Richland Hills, TX


      2333 Mill Creek Drive                            1,446                February 2001             $3,370
      Suite 120
      Laguna Hills, CA

---------------------

(1)      All amounts shown are on a triple net basis.
(2)      Subject to certain renewal options held by NetLojix.
(3) Subleased to an unrelated third party for the balance of the lease term for $3,385 per month

         In addition, NetLojix has leases at four other facilities throughout the United States. These facilities are used primarily for sales offices. The rent on these facilities is less than $3,000 per month per facility.

ITEM 3.  LEGAL PROCEEDINGS

         We are a defendant in a class action under the federal securities laws (IN RE AVTEL SECURITIES LITIGATION, Case No. 98-9236) currently pending in the United States District Court for the Central District of California.

         This litigation is the consolidation of five separate class action suits that were filed against us and certain of our officers, alleging securities fraud. The plaintiffs are purported investors who purchased shares of NetLojix common stock on November 12, 1998. On that day, the trading price for the common stock on The Nasdaq SmallCap Market rose from $2.125 to $31 per share, with more than 3 million shares trading. The plaintiffs allege that a press release issued by NetLojix on November 12, 1998, announcing the launch of its subsidiaries' DSLink Service for high speed Internet access, and an interview with NetLojix Chief Executive Officer Anthony E. Papa concerning that service, as reported by Bloomberg News, were misleading and defrauded the market for NetLojix's publicly-traded securities.

         This matter is still in the early stages of litigation. The plaintiffs filed a consolidated and amended complaint on March 15, 1999. Discovery is under way, with trial scheduled for February 2001. We contend that our statements were not misleading, and we intend to defend vigorously this securities litigation. However, it is not possible to predict at this time the likely outcome of this action or the costs we will incur in defending the action.

         On May 28, 1999, Matrix Telecom was served with a complaint filed in the District Court of Dallas County, Texas, by E. Craig Sanders. Mr. Sanders was an executive of Matrix Telecom from late 1994 until he was terminated by Matrix Telecom in May 1995. In addition to Matrix Telecom, the defendants in the action are Ronald L. Jensen, United Group Association, Inc. (an entity formerly owned by Mr. Jensen) and NetLojix. The complaint alleges that Mr. Jensen wrongfully foreclosed on Matrix Telecom stock allegedly owned by Mr. Sanders after Mr. Sanders failed to repay a debt to Mr. Jensen. Matrix Telecom's stock records do not indicate that any shares were issued in Mr. Sanders' name, and the shares in dispute, which had been issued in Mr. Jensen's name, were subsequently repurchased from Mr. Jensen by Matrix Telecom. In addition to his claims against Mr. Jensen, Mr. Sanders is apparently seeking 171,548 shares of NetLojix's common stock, or its monetary equivalent, from NetLojix.

         NetLojix and Matrix Telecom have filed an answer denying the allegations of this complaint, and discovery in the matter is under way. NetLojix intends to defend this complaint vigorously.

         NetLojix is not aware of any proceedings against it contemplated by any governmental authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since May 28, 1998, our Common Stock has been traded on The Nasdaq SmallCap Market. The trading symbol is "NETX." Until September 15, 1999, the stock traded under the trading symbol "AVCO". Prior to its listing on the Nasdaq SmallCap Market, the Common Stock traded on the Electronic Bulletin Board. There is no established public trading market for NetLojix's Preferred Stock. The following table sets forth, for the indicated periods, high and low price information for NetLojix's Common Stock. High and low bid information is provided with respect to periods prior to May 28, 1998. High and low prices for periods after May 28, 1998, reflect high and low sales prices. Such information was provided by Nasdaq, various market makers and on-line quote reporting services. The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Year ending December 31, 1998                   High        Low
         -----------------------------                   ----        ---
                First Quarter                            $8.63      $4.94

                Second Quarter                          $15.88      $7.67

                Third Quarter                            $8.00      $1.75

                Fourth Quarter                          $31.00      $2.00

         Year ending December 31, 1999
         -----------------------------
                First Quarter                           $12.50      $4.00

                Second Quarter                           $8.75      $3.75

                Third Quarter                            $4.88      $1.63

                Fourth Quarter                           $8.50      $1.63

         The number of shareholders of record of NetLojix Common Stock as of March 24, 2000, was 566. At that date there were two record holders of NetLojix Preferred Stock.

         We have not paid any cash dividends on our Common Stock to date and we do not anticipate paying dividends in the foreseeable future. We intend to utilize all available funds for the development of our business. The terms of NetLojix's Series A Convertible Preferred Stock prevent the payment of any dividend on the Common Stock unless (1) all cumulative dividends on the Series A Convertible Preferred Stock have been fully paid, and (2) the holders of at least 50% of the outstanding shares of the Series A Convertible Preferred Stock have approved such dividend. In addition, the terms of our secured credit agreement provide that NetLojix cannot declare a dividend on any of its ownership interests without the secured lender's approval.

         On March 17, 1999, we issued 14,845 shares of common stock, which were not registered under the Securities Act, to one of our distributors upon the exercise of an existing stock option. No underwriters were used in this transaction and none of such shares were issued publicly. We relied on the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. We believe that the distributor possesses the requisite level of financial sophistication and experience in order to qualify for such exemptions. We made available to the distributor all material information with respect to our company. The distributor signed a restricted stock agreement containing appropriate investment representations and covenants.

         On April 13, 1999, we issued 1,500 shares of Series B Convertible Preferred Stock and 20,000 common stock purchase warrants, which were not registered under the Securities Act, to three private investors. No underwriters were used in this transaction and none of such shares were issued publicly. We relied on the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. We believe that the persons receiving securities possess the requisite level of financial sophistication and experience in order to qualify for such exemptions. We made available to the investors all material information with respect our company. The investors signed a preferred stock and warrants purchase agreement containing appropriate investment representations and covenants. All of the shares of the Series B Convertible Preferred Stock were converted into an aggregate of 804,328 shares of NetLojix common stock during 1999. Our obligations as to 9,328 of the warrants were cancelled during 1999.

         On April 23, 1999, we issued 3,000 shares of common stock to Trinity Capital Advisors, Inc. in compensation for financial advisory services in connection with the equity line agreement. Trinity Capital Advisors, in its role as financial advisor, conducted a financial analysis of NetLojix and presented it with a private placement structure. Trinity also provided us with several contacts with investors known to invest in the type of structure proposed. No underwriters were used in this transaction and none of such shares were issued publicly. We relied on the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. We believe that Trinity possesses the requisite level of financial sophistication and experience in order to qualify for such exemptions. We made available to Trinity all material information with respect our company. Trinity signed an agreement containing appropriate investment representations and covenants.

ITEM 6. SELECTED FINANCIAL DATA

         For accounting purposes, the acquisition of Matrix Telecom on December 1, 1997 was treated as a reverse acquisition of NetLojix by Matrix Telecom. Accordingly, our results of operations reflect the operations of Matrix Telecom prior to December 1, 1997 and reflect the combined operations of NetLojix and Matrix Telecom subsequent to December 1, 1997. In August, 1999, we decided to exit the residential long distance business. Consequently, the residential long-distance business has been reflected as a discontinued operation and all prior period amounts have been restated.

         The following selected operations data of NetLojix for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and balance sheet data as of December 31, 1999, 1998, 1997, 1996 and 1995 have been derived from our (or Matrix Telecom's) audited financial statements.

These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

STATEMENT OF OPERATIONS DATA:

                                                     YEARS ENDED DECEMBER 31,

                                           1999            1998              1997                1996            1995
                                           ----            ----              ----                ----            ----
  Revenues                               $16,864,283       $9,887,728        $6,435,246        $6,916,522        $3,532,758

  Operating income (loss)                 (4,889,907)      (3,467,346)       (9,275,261)          397,650          (10,434)


  Income (loss) from continuing
  operations                             (4,947,398)      (3,270,997)       (9,212,521)           237,548           (1,850)

  Income (loss) from
  discontinued operations                  2,749,663      (2,531,321)         (979,199)         2,329,186       (2,438,643)

  Net income (loss)                       (2,197,735)     (5,802,318)       (10,191,720)        2,566,734        (2,440,493)

  Loss per common share from
  continuing operations-basic
  and diluted                                 (0.49)           (0.35)            (1.11)               N/A               N/A

  Income (loss) per common
  share from discontinued
  operations                                    0.26           (0.26)            (0.12)               N/A               N/A

  Net loss per common share-
  basic and diluted                            (0.23)           (0.61)            (1.23)              N/A               N/A


  Cash dividends per common
  share                                           --               --                --                --                --
--------------------
N/A - Not applicable

Balance Sheet Data:
--------------------

                                                               As of December 31,

                                           1999            1998              1997                1996            1995
                                           ----            ----              ----                ----            ----
  Working capital (deficit)                $647,182        ($2,084,054)       $5,570,657       $6,962,619         $206,071




                                           1999            1998              1997                1996            1995
                                           ----            ----              ----                ----            ----

  Total assets                            10,956,421         10,724,818        10,971,050       10,794,696         4,976,361

  Long term borrowings                            --                 --                --               --                --


  Stockholders' equity                     6,299,193          4,510,253         7,809,048        7,861,883         3,539,522

NOTES TO SELECTED FINANCIAL DATA

(1) Matrix Telecom was originally formed May 29, 1990 as a Texas general partnership. The partners consisted of Matrix Communications, Limited ("MCL") a Texas limited liability partnership and Onward and Upward, Inc. ("OUI"). Effective January 1, 1994, the partnership was dissolved. Prior to the dissolution, cash distributions were made to OUI in satisfaction of its partnership interest. Concurrent with the dissolution, all remaining tangible and intangible assets and liabilities of Matrix then owned by MCL were transferred to Matrix Telecom, Inc., a Texas corporation. Effective June 30, 1995, MCL was liquidated and its sole asset (Matrix Telecom capital stock) was distributed to MCL's partners in proportion to their ownership interests.

(2) Concurrent with the dissolution of MCL on June 30, 1995, Matrix Telecom's then outstanding 1,000 shares of common stock were canceled and 100,000 shares were distributed to the prior MCL partners in proportion to the ownership interest in MCL. Effective March 10, 1997, an 18 for 1 stock split was declared resulting in 3,484,260 shares being then outstanding. On December 1, 1997, NetLojix effected a one for four reverse stock split as part of its reincorporation in Delaware, and then acquired Matrix Telecom through the issuance of 9,582,493 shares of Common Stock (including 1,999,997 shares held as treasury stock after the share exchange which have subsequently been cancelled). All share amounts have been restated to reflect the stock splits and share exchanges.

(3) In October 1995, Matrix Telecom issued 2,405,499 shares of its common stock valued at $3,607,682 in exchange for all of the outstanding common stock of DNS Communications, Inc., a Houston based long distance reseller. Subsequent to the acquisition, the operations of DNS generated substantial losses. DNS's customer churn rate and bad debts as well as projected cash flows were evaluated as of December 31, 1995, and it was determined that the remaining investment in the DNS acquired customer base totaling approximately $4,462,000 should be written off.

(4) Per share amounts are not reflected for 1996 and 1995 due to the recapitalization of the Company as a result of the reverse acquisition in 1997.

(5) All amounts have been restated to give effect to the discontinued operations treatment of the residential long distance business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in connection with the consolidated financial statements and the accompanying footnotes included later in this Form 10-K. This discussion includes "forward-looking" statements which are based on current expectations and judgements of management, which involve risks and uncertainties. There are risks that what we expect may not happen in the future. Because of these risks and uncertainties, what happens in the future may be very different from what we contemplate in our forward-looking statements.

BACKGROUND

DESCRIPTION OF OUR REVENUE SEGMENTS

         We classify our business into three segments: network connectivity, technical support and application development and hosting. The segmentation of our company is how we manage the day-to-day operations of our business and is based on the types of services we provide. All of our services are targeted toward small to mid-sized businesses.

NETWORK CONNECTIVITY

         The network connectivity segment includes services provided to our customers that are connections for the transfer of data or voice traffic. We provide numerous Internet service options, data and voice access and traditional long distance services. Our Internet product offerings within the network connectivity segment includes dial-up access, DSL, dedicated access and cable access. Our telecommunications product offerings include dedicated or leased lines, switched long distance, frame relay, ATM, calling cards, and "1-800" services. This segment includes the Internet connectivity portion of our Internet service provider business. Within this segment, our networking and communications professionals will design, build and maintain a flexible, cost-effective package of data networking and voice communication services to meet our customer's needs.

TECHNICAL SUPPORT

         Technical support services encompasses a broad array of solutions including system integration, desktop and network support, asset management and help desk solutions aimed at keeping our customers' IT systems operational and their networks running smoothly. The IT support team is certified by over 40 hardware and software manufacturers. Service options within this segment include systems and network installations, flat-fee maintenance contracts, prepaid time block retainers, help desk management contracts, warranty repairs and a small amount of hardware sales.

APPLICATION DEVELOPMENT AND HOSTING

         The applications development and hosting services segment includes producing, designing, and programming creative multimedia and commerce applications that can be produced as a web application or a stand alone application. Once a web site has been designed we can also provide site maintenance services, host the web site on our own web servers or provide co-location space within one of our data centers.

FINANCIAL INFORMATION PRESENTATION

         As described previously, (see "Business -- Background -- Acquisition of Matrix Telecom") on December 1, 1997, we acquired Matrix Telecom through a share for share exchange of common stock. (the "Share Exchange"). For accounting purposes, the Share Exchange was treated as a reverse acquisition of NetLojix by Matrix Telecom. Even though we were the legal acquirer, the historical financial statements are required to be prepared as if Matrix Telecom acquired NetLojix. Consequently, the following discussion of results of operations reflects the operations of Matrix Telecom prior to December 1, 1997 and reflects the combined operations of NetLojix and Matrix Telecom subsequent to December 1, 1997. References to "the Company" or "our" financial statements and financial information refer to operations of Matrix Telecom prior to the Share Exchange and the combined operations of Matrix Telecom and NetLojix subsequent to the Share Exchange.

         The reverse acquisition of NetLojix by Matrix Telecom was accounted for using the purchase method of accounting. In order to value the consideration given in the Share Exchange, the market price of NetLojix's Common Stock for a period immediately preceding the announcement of the Share Exchange was used. As of the date of acquisition, we determined the fair value of the net tangible and intangible assets and liabilities acquired. The underlying fair value of our net assets was substantially less than the indicated market value of our common and preferred stock. Accordingly, we recorded a charge to income of $9.1 million immediately subsequent to the reverse acquisition.

         In August, 1999 we decided to exit the residential long distance business and focus exclusively on business customers. As of August, 1999 Matrix Telecom was engaged in the residential long distance telephone business and represented all of the Company's business in this segment. Consequently, effective with the execution of a definitive agreement (the measurement date), the residential long distance operations of Matrix Telecom have been reflected as a discontinued operation in the consolidated financial statements. All prior year financial information has been restated to conform to the discontinued operations presentation.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

REVENUES

         Revenues from continuing operations increased $7.0 million or 70.6% to $16.9 for the year ended December 31, 1999 as compared to $9.9 million for 1998. Approximately $5.4 million of the increase is attributable to acquisitions that were completed late in 1998. In September 1998 we acquired DMI and in November 1998 we acquired Remote Lojix. The acquisitions contributed a full year of operations in 1999 compared with a partial year in 1998. We did not complete any acquisitions during 1999 as we concentrated our efforts on integrating our 1998 acquisitions. As a result, we anticipate revenue growth to come solely from organic or internal expansion of our business segments and future acquisitions.

NETWORK CONNECTIVITY SEGMENT

         During 1999 we derived 56.8% of our revenues from network connectivity services versus 80.9% in 1998. Segment revenues increased $1.6 million to $9.6 million for the year ended December 31, 1999 from $8.0 million for the year ended December 31, 1998. Within the network connectivity segment, data and voice services accounted for $1.2 million of the increase with the balance of the increase attributable to Internet services.

         Data and voice services revenue increased 24.5% in 1999 over 1998 as the Company significantly expanded its sales force during 1999. The increase was attributable to an increase of $0.5 million in dedicated access and an increase in billable revenue minutes to 75.6 million minutes from 50.6 million minutes, a 49.3% increase. The increase in call traffic was partially offset by a decline in billing rates per minute. Our average rate per minute during 1999 was 8.31 cents compared to 9.98 cents per minute in 1998 or a 16.7% decline. The decrease in per minute rates is attributable to continued competitive pricing pressures within the telecommunications industry. We believe that the downward competitive pressure on long distance rates will continue to adversely effect our revenues and gross margins for our traditional long distance products.

         Internet connectivity services revenues increased 11.6% to $3.3 million. Demand for Internet connectivity in the central California area continues to be strong with customer attrition rates running below industry averages at about 1.5% per month. The increase in revenues is attributable to dedicated Internet access products which include frame relay, cable, ISDN and DSL. Our dedicated Internet access customer base increased over 350% in 1999 as compared to 1998. We believe that demand for broadband Internet access products will continue to be strong. We have upgraded our product offerings through partnerships and alliances with major vendors so that we can continue to increase our focus on broadband products.

TECHNICAL SUPPORT SERVICES SEGMENT

         Technical support services revenues were $5.3 million for the year ended December 31, 1999 compared to $1.0 million in 1998. In November, 1998 we acquired Remote Lojix which started our technical support services. Therefore the 1998 results represent two months of operating activity as opposed to 12 months in 1999.

APPLICATION DEVELOPMENT AND HOSTING SEGMENT

         Application development and hosting segment revenues increased to $2.0 million for the year ended December 31, 1999 from $0.9 million for the year ended December 31, 1998. During 1998 we recorded a $119,000 management fee relating to the acquisition of DMI. Excluding the one time management fee, revenues for this segment grew by $1.2 million or over 150%. The increase is primarily attributable to applications services that were acquired in the DMI acquisition in September 1998.

GROSS MARGIN

         Gross margin on continuing operations as a percentage of revenues increased to 44.4% for the year ended December 31, 1999 from 42.7% for the year ended December 31, 1998. Total gross profit was $7.5 million for the year ended December 31, 1999 compared with $4.2 million for 1998. The 77.3% increase is primarily attributable to the 70.6% increase in total revenues, with the balance attributable to increase in gross margin for several segments as described below.

NETWORK CONNECTIVITY SEGMENT

          The network connectivity segment recorded a gross margin of 45.0% during 1999 compared to a gross margin 38.2% for the year ended December 31, 1998. The increase in gross margin was attributable to an increase in the gross margins on our data and voice products.

         Data and voice gross margins averaged 25.7% during 1999 compared with 13.2% in 1998. During 1999, the Company received a credit from its major vendor of $0.2 million relating to prior periods network service costs. Excluding the effect of the one-time credit, the Company's gross margins for data and voice services would have been 22.3%. Effective February 15, 1999, we negotiated significantly lower rates with our major underlying carrier for dedicated traffic. The improvement in gross margins was partially offset by the re-negotiation of a major customer contract which resulted in lower retail business rates. The lower rates were effective with August 1999 traffic and extend through October 2000.

         Gross margins for Internet services continue to be strong averaging 81.8% during 1999 compared with 81.2% for 1998.

TECHNICAL SUPPORT SEGMENT

         Technical support services gross margins averaged 36.0% during the year ended December 31, 1999 compared with 39.5% during 1998. During 1999 salaries expense for technical service employees increased which adversely effected margins. We expect margins will continue to be under pressure as the projected demand for IT professionals is expected to outweigh the supply. We are anticipating increasing retail prices in response to the increased demand for IT professionals.

APPLICATION DEVELOPMENT AND HOSTING SEGMENT

         Application development and hosting gross margins were 63.2% during 1999 compared with 86.5% for 1998. The decrease in gross margin is due to the $119,000 management fee relating to the acquisition of DMI recorded in 1998 and the increase in applications development projects within this segment. Gross margins for applications development projects are negotiated on a project by project basis and tend to fluctuate for each project depending on the total dollar amount, deadline commitments and specialized expertise that may be required for a particular project. Total gross profit increased to $1.3 million from $.8 million in 1998.

SELLING, GENERAL, AND ADMINISTRATIVE COSTS

         Selling, general, and administrative costs from continuing operations increased $4.2 million to $11.3 million for the year ended December 31, 1999 from $7.1 million for the year ended December 31, 1998. Approximately $2.3 million of the increase is attributable to the acquisitions of DMI and Remote Lojix which were completed late in 1998. The acquisitions contributed a full year of operations in 1999 compared with a partial year in 1998. As a percentage of revenues, selling, general and administrative costs decreased to 67.3% for year ended December 31, 1999 from 71.6% for 1998.

         Approximately $0.6 million of the increase is due to increased legal and professional fees, primarily due to the class action lawsuit. The remaining increase in selling, general and administrative costs was associated with expanded sales force and related expenses including salaries, general office expense, rent, utilities and travel expenditures.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $0.4 million to $1.0 million for the year ended December 31, 1999 from $0.6 million for the year ended December 31, 1998. The increase was primarily due to increased goodwill amortization related to the purchase of Remote Lojix during the fourth quarter of 1998.

DISCONTINUED OPERATIONS

         As noted earlier, in August, 1999 we decided to exit the residential long distance business and focus exclusively on business customers. Consequently, effective with the execution of a definitive agreement, the residential long distance operations of Matrix Telecom have been reflected as a discontinued operation in the Company's consolidated financial statements. All historical years have been restated to conform to the discontinued operations presentation.

         Loss from operations of our discontinued residential long distance business was $3.0 million for the year ended December 31, 1999 compared with a loss of $2.5 million 1998. The 1998 loss included a tax benefit of $1.4 million. The tax benefit resulted from the loss from discontinued operations and the carry back of a portion of such loss to prior years. In accordance with APB 30, since September 1, 1999, all losses of Matrix Telecom were deferred and were recognized as a reduction of the gain on the sale.

         On November 30, 1999, we sold all of the stock of Matrix Telecom to Matrix Acquisition Holdings Corp., a wholly-owned subsidiary of Platinum Equity Holdings, LLC, and recorded a gain of $5.8 million. The purchase price for the Matrix Telecom stock was valued at $6.1 million and consisted of four components. First, we received a credit against future charges incurred for long distance wholesale telephone traffic pursuant to our service contract with Matrix Telecom. We calculated the amount of this credit to be $0.6 million. Second, we eliminated $4.2 million in intercompany indebtedness owed to Matrix Telecom by NetLojix. Third, we retained federal income tax refunds paid to or due Matrix Telecom in the total amount of $1.2 million. Fourth, we may receive a cash payment based upon Matrix Telecom's Internet service customer base. We currently do not expect any payment as a result of this component. In addition, we received an indemnity from Platinum against certain claims or liabilities arising under NetLojix's secured credit facility with Coast Business Credit. NetLojix also has been released by Coast Business Credit from any claims or liabilities relating to borrowings secured by the assets of Matrix Telecom.

         The amount of the final purchase price is subject to adjustment based on finalization of a balance sheet for Matrix Telecom as of August 31, 1999 and agreement by both parties. We completed the balance sheet and we have been notified by Platinum that they materially disagree with the closing balance sheet that we prepared. We are currently attempting to negotiate a settlement of the balance sheet items in disagreement. If the we are unable to resolve the matter, the balance sheet will be submitted to an independent firm of accountants chosen by the parties for final resolution. Any material adjustments, as determined by the independent accountants, will effect the purchase price and the recorded gain. At this time, we believe that the ultimate resolution of the items in dispute will not materially effect the recorded gain.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

REVENUES

         Revenues from continuing operations increased $3.5 million or 53.7% to $9.9 million from $6.4 million for the year ended December 31, 1998 as compared to the same period in 1997. The increase is attributable to the Share Exchange between NetLojix and Matrix. NetLojix contributed approximately $0.3 million of revenues for the period December 1, 1997 through December 31, 1997 (subsequent to the Share Exchange) compared with approximately $5.3 million in 1998.

NETWORK CONNECTIVITY SEGMENT

         Segment revenues, increased $1.6 million to $8.0 million for the year ended December 31, 1998 from $6.4 million for the year ended December 31, 1998. Within the network connectivity segment, data and voice services decreased $1.1 million or 17.7% and Internet services increased $2.7 million.

         Data and voice billable minutes decreased to 50.6 million minutes or 7.5% from 54.7 million minutes in 1997. The decrease in 1998 compared with 1997 is attributable to the loss of a major customer in early 1997 and a decline in the billing rates per minute. The loss of the major customer resulted in a decrease of $0.7 million of revenues or approximately 6.5 million billable minutes. Our average rate per minute during 1998 was 9.98 cents compared to 11.3 cents per minute in 1997 or an 11.7% decline. The decrease in per minute rates is attributable to continued competitive pricing pressures within the telecommunications industry.

         Internet connectivity revenues increased to $2.9 million in 1998 from $0.3 million in 1997. The increase is attributable to the Share Exchange as Internet connectivity revenues for 1997 are for the period December 1, 1997 through December 31, 1997 (subsequent to the Share Exchange) compared with twelve months in 1998.

TECHNICAL SUPPORT SEGMENT

         Technical support services revenues were $1.0 million for the year ended December 31, 1998 compared to zero in 1997. In November, 1998 we acquired Remote Lojix which started our technical support services. Therefore the 1998 results represents two months of operating activity compared with none in 1997.

APPLICATION DEVELOPMENT AND  HOSTING SEGMENT

         Application development and hosting segment revenues were $0.9 million for the year ended December 31, 1998 compared to zero in 1997. The increase is primarily attributable to applications services that were acquired in the DMI acquisition in September 1998 and a $119,000 management fee relating to the acquisition of DMI that was recorded in 1998.

GROSS MARGIN

         Gross margin from continuing operations increased $2.6 million to $4.2 million for the year ended December 31, 1998 from $1.6 million for the year ended December 31, 1997. As a percentage of revenues, gross margin increased by 18.3 percentage points to 42.7% for the year ended December 31, 1998 from 24.4% for the year ended December 31, 1997. The increase in gross margin was due to the addition of Internet connectivity, technical support and applications development and hosting segments in late 1997 and 1998 which typically experience higher margins.

NETWORK CONNECTIVITY SEGMENT

          The network connectivity segment recorded a gross margin of $3.1 million during 1998 compared to a gross margin $1.5 million for the year ended December 31, 1997. The increase in gross margin was attributable to the addition of Internet services on December 1, 1997.

         Data and voice gross profit declined $0.6 million to $0.7 million in 1998 from $1.3 million in 1997. Gross margin as a percent of revenue averaged 13.2% during 1998 compared with 21.3% in 1998. Due to increasing market demands, the Company was forced to continue to decrease retail rates in 1998, however, the underlying network costs did not change due to contractual commitments.

         Internet services contributed $2.4 million to gross margin in 1998 compared with $0.2 million in 1997. The increase is attributable to the Share Exchange as Internet connectivity gross profit for 1997 includes the period December 1, 1997 through December 31, 1997 (subsequent to the Share Exchange) compared with 12 months in 1998.

TECHNICAL SUPPORT SEGMENT

         Technical support services contributed $0.4 million to gross margin for the year ended December 31, 1998 compared with none in 1997. In November, 1998 we acquired Remote Lojix which started our technical support services. Therefore the 1998 results represents two months of operating activity compared with none in 1997.

APPLICATION DEVELOPMENT AND  HOSTING SEGMENT

         Application development and hosting services contributed $0.8 million to gross margin for the year ended December 31, 1998 compared to none in 1997. The increase is primarily attributable to applications services that were acquired in the DMI acquisition in September 1998 and a $119,000 management fee relating to the acquisition of DMI that was recorded in 1998.

SELLING, GENERAL, AND ADMINISTRATIVE COSTS

         Selling, general, and administrative costs from continuing operations increased $5.4 million to $7.1 million for the year ended December 31, 1998 from $1.7 million for the year ended December 31, 1997. The primary reasons for the increase in selling, general, and administrative costs from continuing operations were the Share Exchange and the acquisitions of Remote Lojix and DMI in 1998. Effective December 1, 1997, the selling general and administrative costs of NetLojix were included in selling general and administrative costs.

         Salaries and wages increased $3.4 million, of which $2.2 is a attributable to twelve months of NetLojix selling, general and administrative costs included in the total in 1998 compared with one month in 1997. The acquisitions of DMI and Remote Lojix added approximately $0.4 million and $0.5 million, respectively of salaries and wages. The balance of the increase is attributable to the addition of personnel and normal salary increases.

         Stock compensation expense increased $0.4 million in 1998 compared with 1997. During 1998 an additional expense was recognized in connection with the early vesting of a restricted stock grant to a departing director.

         Professional services increased $0.5 million as a result of additional expenses associated with public company reporting requirements.

ACQUISITION RELATED WRITE-OFF

         The $9.1 million write-off relates to the Share Exchange as discussed above.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $0.5 million to $0.6 million for the year ended December 31, 1998 from $0.1 million for the year ended December 31, 1997. The increase primarily resulted from amortization of the acquired customer base associated with the share exchange of NetLojix and Matrix Telecom effective December 1, 1997. The customer base is amortized on a straight-line basis over five years. Similarly, the acquisition and consolidation of assets related to the Share Exchange resulted in some increases in depreciation expense. As a result of the acquisitions of DMI and Remote Lojix in the fourth quarter of 1998, NetLojix recognized goodwill in the amount of $4.5 million. Goodwill is amortized on a straight-line basis over fifteen years. Remote Lojix comprised $4.4 million of the goodwill. Goodwill was determined by the purchase price in excess of the fair value of the assets received.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999 we had cash and cash equivalents of $1.1 million and working capital (current assets minus current liabilities) of $0.6 million. We had no debt outstanding as of December 31, 1999 and as of March 15, 2000 we continue to have no outstanding debt. For the year ended December 31, 1999, we incurred a loss from continuing operations of $4.9 million and we incurred significant losses from continuing operations in each of the previous two years. Our net loss totaled $2.2 million, $5.8 million and $10.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash used by continuing operations totaled $4.7 million, $4.1 million and $2.9 million for the years ended December 31, 1999, 1998 and 1997.

         In November 1999 we completed the sale of Matrix Telecom. The purchase price for the Matrix Telecom stock was valued at $6,052,529 which is subject to adjustment based on finalization of a balance sheet for Matrix Telecom, Inc. as of August 31, 1999 and agreement by both parties. We completed the balance sheet, and we have been notified by Platinum that it materially disagrees with the closing balance sheet that we prepared. We are currently attempting to negotiate a settlement of the balance sheet items in disagreement. If we are unable to resolve the matter, the balance sheet will be submitted to an independent firm of accountants chosen by the parties for final resolution. Any material adjustments, as determined by the independent accountants, will effect the purchase price and the recorded gain. At this time, we believe that the ultimate resolution of the items in dispute will not require any material expenditure on our part.

         We used $225,000 of the long distance credit received in the sale of Matrix Telecom during the period commencing on September 1, 1999 and ending on November 30, 1999. After November 30, 1999, the amount of the long distance credit used may not exceed $100,000 per month. We have used an additional $100,000 in February, 2000 We intend to use this long distance credit, to the extent available, to offset our costs for long distance service which we continue to provide to our business customers. However, we are not obligated to continue to purchase long distance services from Matrix Telecom.

         In March, 2000, we restructured our secured credit facility with Coast Business Credit. Under the restructured line of credit, we may borrow up to 75% of eligible receivables (as defined) up to a total amount of $3.0 million. The percentage may be increased to 80% of eligible receivables if we reach certain operational targets. In addition, the line of credit may be used to provide a facility for issuing letters of credit. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% (10.75% at March 15, 2000). Borrowings under the credit facility are secured by substantially all of our assets. Currently no amount is outstanding under the credit facility.

         On April 23, 1999, we entered into the equity line agreement with Cambois Finance. Under the terms of the equity line agreement, we may sell or put our common stock to Cambois Finance, at our option at any time, subject to the satisfaction of several conditions. The equity line agreement provides for Cambois Finance to purchase up to $13,500,000 of our common stock, subject to our filing and maintaining an effective registration statement, trading price and volume minimums, and limits on the amount and frequency on sales of common stock under the line. As of March 15, 2000, we had sold a total of 1,066,725 shares of common stock to Cambois Finance for total proceeds of $2,000,000.

         On April 13, 1999, we sold 1,500 shares of newly-designated Series B Convertible Preferred Stock to three private investors for $1,500,000. The Series B Convertible Preferred Stock was convertible into common stock at the option of the Series B investors at any time. As of December 2, 1999, all shares of the Series B Convertible Preferred Stock had been converted into a total of 804,328 shares of NetLojix Common Stock. As a result, no shares of the Series B Convertible Preferred Stock are outstanding.

         On March 3, 2000 we raised $1.5 million through a private placement of 375,000 shares of common stock at $4.00 per share.

         Historically, our cash flow from operations, our secured borrowings, our private placements of both common and preferred stock and our equity line agreement with Cambois Finance, Inc. have been sufficient to meet working capital and capital expenditure requirements. We believe that our cash flow from operations, our equity line agreement and our secured line of credit with Coast Business Credit are sufficient to meet our working capital requirements from our current operations into the foreseeable future.

         However, our ability to raise capital by putting common stock to Cambois Finance under the equity line agreement is subject to the satisfaction of several conditions, as discussed above. Additionally, an important component of our past growth has been to develop our business through acquisitions. We intend to continue this strategy. In appropriate circumstances, we may use our capital stock for acquisitions in addition to debt and equity financing.

INFLATION

         We do not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on our net sales or our profitability.

RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 which delayed the effective date of SFAS No. 133. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not anticipate that this statement will have a material impact on our consolidated financial statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our long-term debt at December 31, 1999. A hypothetical increase of 100 basis points in interest rate (ten percent of our overall borrowing rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of NetLojix and supplementary data are included beginning immediately following the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         There are five members of our Board of Directors, each of whom is standing for re-election at the 2000 annual meeting of stockholders. Information with respect to the directors is set forth below:

         ANTHONY E. PAPA, age 37, has been the Chairman of the Board and Chief Executive Officer of NetLojix since October 1996. Mr. Papa was also President of NetLojix from October 1996 until February 1998. Prior to October 1996, Mr. Papa had served as President of ICS Communications, Inc., Richardson, Texas, a national provider of cable television, wireless paging, local and long-distance telephone services from December 1992. Before joining ICS Communications, Mr. Papa served as general manager for Spectradyne, Inc., the largest provider of pay-per-view entertainment and interactive services to the hospitality industry. Mr. Papa is a director of ABC-Clio, Inc., an international publisher of historical reference materials for institutions of higher education. Mr. Papa received a B.S. in Management from Iona College, in New Rochelle, New York.

         JAMES P. PISANI, age 35, has been the President of NetLojix since February 1998, and has served as Chief Operating Officer and Secretary of NetLojix since October 1996. Mr. Pisani has also served as Chief Accounting Officer of NetLojix since October 1998. From October 1996 to May 1999, Mr. Pisani was the Chief Financial Offer of NetLojix. From October 1996 to February 1998, Mr. Pisani was the Executive Vice President of NetLojix. Prior to October 1996, he served as Vice President of Sales and National Accounts for ICS Communications. While at ICS, Mr. Pisani was responsible for that firm's business-to-business and consumer sales activities. Prior to joining ICS Communications, from June 1989 to June 1994, Mr. Pisani served as Vice President of a national mortgage banking firm serving, primarily, institutional accounts. Mr. Pisani graduated from Princeton University in 1986, with a degree in Economics.

         JOHN E. ALLEN, age 63, has been a director of NetLojix since December 1997. He is Vice Chairman of the Boards of Amli Residential Properties Trust (NYSE: AML) and Amli Commercial Properties Trust, and President of Amli Realty Co., a commercial real estate firm, which he co-founded in 1980. Since August, 1999, he has been Executive Vice President, Secretary and General Counsel of United CreditServ, Inc., a financial services company. United

CreditServ, Inc. is a subsidiary of UICI, a publicly-traded insurance and financial services company (NYSE: UCI). Prior to co-founding Amli Realty Co., he was a partner at the Chicago law firm of Mayer, Brown & Platt, with which he had been associated since 1964. Mr. Allen is also a member of the Board of Directors of Excell Global Services, an owner and operator of telephone call centers, United CreditServ, Inc. and its subsidiary, United Credit National Bank. Mr. Allen received a B.S. in Business from Indiana University and a J.D. from Indiana University School of Law.

         JEFFREY J. JENSEN, age 41, has been a director of NetLojix since January 1998. He has been the President of Specialized Association Services, Ltd., which provides marketing and administrative services to trade associations, for more than five years. Between 1996 and July 1998, Specialized Association Services was known as CORE Marketing, Inc. and provided direct mail and telemarketing facilities in addition to its other activities. Mr. Jensen has also been the President of United Group Service Centers, Inc., an employee leasing company, since January 1, 2000, and prior to that was its Vice President for more than five years. In addition, from 1992 to 1995, Mr. Jensen was a founding partner of Association Dental Plan, which provided discounted dental services to 40,000 members. Mr. Jensen is a Trustee of Amli Commercial Properties Trust. He also holds equity interests in several Internet and technology companies. Mr. Jensen received B.A. degrees in Economics and Philosophy from Cornell College`, in Mount Vernon, Iowa and holds an M.S. in Information Systems from the University of Texas at Arlington.

         ANTHONY D. MARTIN, age 50, has been a director of NetLojix since April 1999. Mr. Martin is Managing Director of CrossHill Financial Group Inc., a position he has held since March 1998. From January 1997 through July 1997, he served as President and CEO of Nexus Communications, Inc., a start-up company providing information services. From January 1994 to December 1996, he served as Vice President, Business Development of MCI Metro, MCI Telecommunications, Inc.'s local service initiative. Prior to that, he held several senior management positions at MCI, including Vice President, Access Services Project Management; Vice President, Systems Engineering and Support Operations; Vice President, Carrier Marketing and Alliances; Vice President, Finance Administration; and Vice President, Technical Planning. He received a B.S. from the United States Naval Academy and an M.B.A. from the University of Detroit.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information with respect to each executive officer of NetLojix, other than Messrs. Papa and Pisani. Information with respect to Messrs. Papa and Pisani is set forth above under "Directors."

         MICHAEL J. USSERY, age 41, has been Chief Financial Officer of NetLojix since May 3, 1999. From July 1998 until May 1999, he served as a lecturer and consultant to several accounting firms and corporations on issues of Securities and Exchange Commission compliance and accounting interpretations. Mr. Ussery served as Controller of Triton Energy, Ltd. in Dallas, Texas from October 1993 to July 1998. Prior to that, Mr. Ussery was a senior audit manager for

PricewaterhouseCoopers LLP. Mr. Ussery graduated from Stephen F. Austin State University in 1981, with a B.B.A. in Accounting and Finance.

         FRANK A. LEONE, age 53, was appointed Executive Vice President of Field Sales and Service of NetLojix effective January 1, 2000. He joined NetLojix as President of its Business Market Group in November 1998. From November 1996 to July 1998, Mr. Leone was Executive Vice President of Sales for First Image Management Company, a division of First Data Corporation.
From November 1994 to November 1996, Mr. Leone was President of FAL Consultants, in which capacity he provided strategy and marketing consulting to corporations. Prior to that time, Mr. Leone held an executive management position with Recycled Paper Greetings, the fourth largest greeting card manufacturer in the United States, and executive management positions with Baxter Healthcare Corporation and Xerox Corporation. Mr. Leone graduated from Gannon University, Erie, Pennsylvania, with a B.S. in Business Administration.

         JOE RENTERIA, JR., age 53, was appointed Vice President, Information Systems of NetLojix in February 1999. Prior to that time, he had been employed for more than five years by Matrix Telecom, Inc. During his tenure with Matrix Telecom, Mr. Renteria has served as Manager of Data Processing, Director of Information Services and was promoted to Vice President of Information Services in May of 1997. Prior to joining Matrix Telecom, Mr. Renteria held various information technology management positions, primarily in the manufacturing sector.

         There are no family relationships between any directors or executive officers of NetLojix.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires NetLojix's officers and directors, and persons who own more than ten percent of a registered class of NetLojix's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish NetLojix with copies of all Section 16(a) forms they file.

         During the year ended December 31, 1999, Mr. Renteria failed to file a Form 3 on a timely basis after becoming an executive officer of NetLojix. This form, which reported only Mr. Renteria's initial holdings at the time of his elevation to executive officer status, has been filed subsequently. Based solely on a review of the copies of Section 16(a) forms furnished to NetLojix, and on written representations that no Forms 5 were required, NetLojix believes that during 1999 no other officer, director or greater than ten-percent shareholder failed to file on a timely basis any report required under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes all compensation paid to NetLojix's Chief Executive

Officer, each other executive officer of NetLojix whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1999 and one individual that ceased to be an executive officer during such fiscal year (the "Named Executive Officers"). Titles shown are those held by the Named Executive Officers at December 31, 1999, or, in the case of the individual that is no longer an executive officer, on the date he ceased to be an executive officer.

                                             SUMMARY COMPENSATION TABLE

----------------------------- ------------------------------------------------------- --------------------------
                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                               ANNUAL COMPENSATION                             AWARDS
----------------------------- ------------------------------------------------------- --------------------------
         NAME AND
         PRINCIPAL             FISCAL                               OTHER  ANNUAL       SECURITIES UNDERLYING
         POSITION               YEAR       SALARY       BONUS     COMPENSATION ($)             OPTIONS (#)
----------------------------- --------- ------------ ---------- --------------------- --------------------------
Anthony E. Papa               1999         $237,187    $25,000           --                   100,000
Chairman and Chief            1998          198,000     50,000           --                      --
Executive Officer             1997          158,459      --              --                    31,250
----------------------------- --------- ------------ ---------- --------------------- --------------------------
James P. Pisani               1999         $215,625    $25,000           --                   100,000
President, Chief Operating    1998          180,000     50,000           --                      --
Officer and Secretary         1997          152,500      --              --                    31,250
----------------------------- --------- ------------ ---------- --------------------- --------------------------
Frank A. Leone (1)
Executive Vice President of   1999         $165,000      --          $78,622 (2)                 --
Field Sales and Service       1998           27,000      --              --                    150,000
----------------------------- --------- ------------ ---------- --------------------- --------------------------
Joseph Renteria, Jr.          1999         $117,559    $50,000           --                     5,000
Vice President, Information   1998          102,504      --              --                    20,000
Systems                       1997           93,726      --              --                      --
----------------------------- --------- ------------ ---------- --------------------- --------------------------
M. Scott Hall (3)
Senior Vice President,        1999         $121,500      --              --                      --
Channel Markets Group         1998           32,500      --          $15,000 (2)             150,000 (4)
----------------------------- --------- ------------ ---------- --------------------- --------------------------

(1)      Became employed by NetLojix on November 2, 1998.
(2)      Consists of sales commissions paid.
(3) Became employed by NetLojix on October 1, 1998. Mr. Hall ceased to be an executive officer as of August 31, 1999, and ceased to be employed by NetLojix as of November 30, 1999.
(4)      Of these options, 75,000 were cancelled during 1999.

         The following table summarizes all option grants to the Named Executive Officers during the year ended December 31, 1999. No stock appreciation rights were awarded during such year.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

--------------------- --------------- --------------- ----------- ---------------- ---------------------------------
                                                                                    POTENTIAL REALIZABLE VALUE AT
                        NUMBER OF       PERCENT OF                                  ASSUMED ANNUAL RATES OF STOCK
                        SECURITIES    TOTAL OPTIONS                                       PRICE APPRECIATION
                        UNDERLYING      GRANTED TO                                       FOR OPTION TERM (1)
                         OPTIONS       EMPLOYEES IN   EXERCISE                     ------ ------------ -------------
NAME                     GRANTED       FISCAL YEAR      PRICE     EXPIRATION DATE   0%        5%           10%
--------------------- --------------- --------------- ----------- ---------------- ------ ------------ -------------

Anthony E. Papa        100,000 (2)        20.9%         $4.88      April 1, 2009    $0     $306,900      $777,746
--------------------- --------------- --------------- ----------- ---------------- ------ ------------ -------------
James P. Pisani        100,000 (2)        20.9%         $4.88      April 1, 2009    $0     $306,900      $777,746
--------------------- --------------- --------------- ----------- ---------------- ------ ------------ -------------
Frank A. Leone              0               0%            --            --          --        --            --
--------------------- --------------- --------------- ----------- ---------------- ------ ------------ -------------
                                                                   September 23,
Joseph Renteria, Jr.     5,000(2)          1.0%         $1.88          2009         $0      $5,912       $14,981
--------------------- --------------- --------------- ----------- ---------------- ------ ------------ -------------
M. Scott Hall               0               0%            --            --          --        --            --
--------------------- --------------- --------------- ----------- ---------------- ------ ------------ -------------

(1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of options immediately prior to the expiration of their term, assuming (for illustrative purposes only) the specified compounded rates of appreciation of the price of the Common Stock over the term of the respective option. These amounts represent certain assumed rates of appreciation in the value of the Common Stock from the fair market value on the date of grant. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent NetLojix's estimate or projection of its future Common Stock prices. These numbers do not take into account provisions providing for the termination of the option following termination of employment, nontransferability or difference in vesting terms.

(2) Options vest in annual increments of 25% over the four years after the grant date.

         The following table provides information with respect to stock options exercised by the Named Executive Officers during the year ended December 31, 1999, and the unexercised stock options held as of December 31, 1999, by the Named Executive Officers.

              OPTION EXERCISES DURING YEAR ENDED DECEMBER 31, 1999
                     AND OPTION VALUES AT DECEMBER 31, 1999

---------------------- ------------- -------------- ------------------------------- -------------------------------
                                                          NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                               OPTIONS AT               IN-THE-MONEY OPTIONS AT
                          SHARES                            DECEMBER 31, 1999            DECEMBER 31, 1999 (2)
                         ACQUIRED                   --------------- --------------- --------------- ---------------
                            ON           VALUE
NAME                     EXERCISE     REALIZED (1)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
---------------------- ------------- -------------- --------------- --------------- --------------- ---------------
Anthony E. Papa             --             --           15,625         115,625            $0              $0
---------------------- ------------- -------------- --------------- --------------- --------------- ---------------

-------------------------------------------------------------------------------------------------------------------
                                                         NUMBER OF SECURITIES
                                                         UNDERLYING UNEXCRISED             VALUE OF UNEXERCISED
                                                               OPTIONS AT                IN-THE-MONEY OPTIONS AT
                                                           DECEMBER 31, 1999              DECEMBER 31, 1999 (2)
---------------------- ------------- -------------- --------------- --------------- --------------- ---------------
James P. Pisani             --             --           15,625         115,625            $0              $0
---------------------- ------------- -------------- --------------- --------------- --------------- ---------------
Frank A. Leone              --             --           37,500         112,500            $0              $0
---------------------- ------------- -------------- --------------- --------------- --------------- ---------------
Joseph Renteria, Jr.        --             --           5,000           20,000            $0            $3,400
---------------------- ------------- -------------- --------------- --------------- --------------- ---------------
M. Scott Hall             12,500         $12,500        25,000          37,500            $0              $0
---------------------- ------------- -------------- --------------- --------------- --------------- ---------------


(1) Calculated on the basis of the fair market value of NetLojix's common stock on the date of exercise, minus the exercise price of the options.
(2) Calculated on the basis of the fair market value of NetLojix's common stock on December 31, 1999, minus the exercise price of the options. The closing price of the Common Stock on The Nasdaq SmallCap MarketSM on December 31, 1999 was $2.56 per share.

                LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR
                                  (1999 Go Plan)

---------------------------------------- ------------------------------------- -------------------------------------
NAME                                             NUMBER OF UNITS (1)                   PERIOD UNTIL PAYOUT
---------------------------------------- ------------------------------------- -------------------------------------
Anthony E. Papa (2)                                       0                                     --
---------------------------------------- ------------------------------------- -------------------------------------
James P. Pisani (2)                                       0                                     --
---------------------------------------- ------------------------------------- -------------------------------------
Frank A. Leone                                            1                         Annually over 4 years (1)
---------------------------------------- ------------------------------------- -------------------------------------
Joseph Renteria, Jr.                                      1                         Annually over 4 years (1)
---------------------------------------- ------------------------------------- -------------------------------------
M. Scott Hall (2)                                         0                                     --
---------------------------------------- ------------------------------------- -------------------------------------

(1) Under its 1999 Go Plan, NetLojix used a total of $78,900 to repurchase 11,075 shares of its own Common Stock commencing on January 29, 1999 (the "Effective Date"). One quarter of such shares are to be sold at the prevailing market price on or about each of the first four anniversaries of the Effective Date (each a "Payout Date"). Each person who was a NetLojix employee on the Effective Date will receive a pro capita share of the proceeds received from the sale of such shares on each Payout Date if, and only if, such person remains a NetLojix employee on such Payout Date.
(2) Mr. Papa and Mr. Pisani are not participants in the 1999 Go Plan. Mr. Hall ceased to be eligible to participate in the 1999 Go Plan as a result of the termination of his employment.

DIRECTOR COMPENSATION

         NetLojix's policy is to pay each non-employee director a fee of $1,000 for each Board or committee meeting he attends in person in excess of four such meetings a year; employee directors do not receive this fee. NetLojix did not have more than four in-person meetings during 1999. NetLojix reimburses directors' reasonable expenses in connection with attendance at board and committee meetings. Directors (including non-employee directors) are also eligible to receive grants of stock options and restricted stock under NetLojix's 1997 Stock Incentive Plan and 1998 Stock Incentive Plan.

         In April 1999, directors John E. Allen, Jeffrey J. Jensen and Anthony D. Martin received grants of 25,000 options each under NetLojix's 1998 Stock Incentive Plan. One-half of such options became exercisable in April 2000, and the remainder will become exercisable in April 2001. Unless exercised, the options will expire in April 2004. The exercise price for Mr. Allen's and Mr. Jensen's options is $4.88 per share. The exercise price for Mr. Martin's options is $4.6875 per share.

         In January 2000, directors John E. Allen, Jeffrey J. Jensen and Anthony D. Martin received grants of 50,000, 25,000 and 25,000 options, respectively, under NetLojix's 1998 Stock Incentive Plan. One-half of such options will become exercisable in January 2001, and the remainder will become exercisable in January 2002. Unless exercised, the options will expire in January 2005. The exercise price for these options is $3.28 per share.

AGREEMENTS WITH EXECUTIVE OFFICERS

         NetLojix has no employment agreements with its executive officers. However, NetLojix does have separation arrangements in place with two of its executive officers.

         Michael J. Ussery became NetLojix's Chief Financial Officer on May 3, 1999. At that time, Mr. Ussery was granted options to purchase 50,000 shares at an exercise price of $5.63 per share under the 1998 Stock Incentive Plan. On January 10, 2000, Mr. Ussery was granted options to purchase an additional 30,000 shares at an exercise price of $3.28 per share. Both option grants became exercisable in annual increments of 25% over the four years after their respective grant dates. In the event that Mr. Ussery is terminated without cause by NetLojix, or declines to relocate from Dallas, Texas to NetLojix's Santa Barbara offices and resigns or is terminated as a result thereof, the 30,000 share option grant shall immediately become exercisable in full and will then expire on December 31, 2001.

         NetLojix has agreed to provide certain salary continuation benefits to Mr. Leone in the event his employment is terminated by NetLojix. If he is terminated by NetLojix for non-performance, Mr. Leone will continue to receive his salary for a period of six months following termination. If he is terminated by NetLojix without cause, he will continue to receive his salary for a period of twelve months following termination. Mr. Leone's annual salary is currently $165,000. All stock options held granted to Mr. Leone will become immediately exercisable in full upon any merger or consolidation of NetLojix with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power of the continuing or surviving entity's securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of NetLojix immediately prior to such merger, consolidation or other reorganization.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1999, the Compensation Committee consisted of Mr. Allen, Mr. Jensen and Mr. Martin. None of such Compensation Committee members was or has been an officer or employee of NetLojix or any of its subsidiaries. Certain entities with which Mr. Jensen was affiliated received payments from NetLojix during 1999. See "Certain Relationships and Related Transactions."

         No executive officer of NetLojix served at any time during the year ended December 31, 1999 as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of NetLojix's Board or Compensation Committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee has overall responsibility for NetLojix's executive compensation policies and practices. The Compensation Committee's functions include:

         X Determining the compensation of the Chief Executive Officer and the President and Chief Operating Officer of NetLojix.

         X Reviewing and approving all other executive officers' compensation, including salary and bonuses, in each case based in part upon the recommendations of the Chief Executive Officer and the President and Chief Operating Officer of NetLojix.

         X Granting awards under NetLojix's 1997 Stock Incentive Plan and 1998 Stock Incentive Plan.

         During 1999, senior management of NetLojix negotiated and successfully completed the disposition of NetLojix's long-distance residential telephone subsidiary, Matrix Telecom. This successful disposition of Matrix Telecom has allowed management to focus on NetLojix's business of providing value-added integrated network solutions to small and medium sized businesses. The Compensation Committee took these efforts and their successful results into consideration in determining management's compensation, including that of Messrs. Papa and Pisani.

         The Compensation Committee bases its determinations of overall executive compensation, which will include salary, bonus, certain benefits and stock option and restricted stock awards and possibly other forms of equity-based compensation, on subjective factors based upon consideration of, among other factors, the annual and long-term financial performance of NetLojix, including the creation of stockholder value, the historical financial performance of NetLojix, the individual executive officer's contribution to the achievement of operating goals and business objectives and levels of compensation in comparable companies at similar stages of development, with particular emphasis on those operating in the telecommunications industry. The Compensation Committee also considers financial performance criteria, including the price of NetLojix stock, in the context of the telecommunication industry as well as the economy in general.

         The Compensation Committee believes that the best way to attract and maintain high caliber executives is to encourage equity ownership in NetLojix. Each of Mr. Papa and Mr. Pisani own in excess of six percent of NetLojix's outstanding shares of Common Stock. In addition, each executive officer of NetLojix has received substantial grants of stock options which vest over time. As a result, such officers will benefit from a rise in the price of the Common Stock on the same basis as other stockholders. The Compensation Committee's compensation philosophy has been to couple this equity incentive with salaries and bonuses that are competitive in NetLojix's industry.

         The Compensation Committee believes that equity-based compensation is an effective way of aligning executive compensation with increases in stockholder value. As discussed elsewhere in this Proxy Statement, the Board of Directors has approved an amendment to the 1998 Stock Incentive Plan, subject to stockholder approval, which increases the number of shares which may be issued under such plan. The Compensation Committee believes that NetLojix's Stock Incentive Plans increase the ability of NetLojix to tie executive interests to the interests of NetLojix, thereby benefitting NetLojix and its stockholders. The Compensation Committee believes equity compensation, in the form of stock options and, potentially, restricted stock, is vital to the long-term success of NetLojix. The Compensation Committee is committed to this policy, recognizing the competitive market for talented executives and that the nature of NetLojix's business may result in highly variable compensation for a particular time period.

         Each member of the Compensation Committee, except Mr. Jensen, meets the definition of "non-employee director" under Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code).

         Section 162(m) of the Code limits NetLojix's deduction for compensation paid to a Named Executive Officers to $1 million unless certain requirements are met. The policy of the Compensation Committee with respect to Section 162(m) has been to establish and maintain a compensation program which will optimize the deductibility of compensation. In that regard, no executive officer received compensation in excess of $1 million during fiscal 1999. The Compensation Committee, however, reserves the right to use its judgment, where merited by the Compensation Committee's need for flexibility to respond to changing business conditions or by an executive officer's individual performance, to authorize compensation which may not, in a specific case, be fully deductible by NetLojix.

         By the Compensation Committee

         John E. Allen
         Jeffrey J. Jensen
         Anthony D. Martin

STOCK PERFORMANCE GRAPH

         The following graph compares the total return on the Common Stock with the cumulative total return on the Nasdaq Composite Index (a broad market index) and the Nasdaq Telecommunications Index (an industry index) for the period from March 16, 1996, the date upon which the Common Stock was registered pursuant to Section 12 of the Exchange Act, through December 31, 1999. The comparison reflects the investment of $100 on March 16, 1996, and the reinvestment of dividends (if paid), in each of NetLojix's Common Stock (for which no dividends have been paid), the Nasdaq Composite Index and the Nasdaq Telecommunications Index. NetLojix's Common Stock traded under the name Hi, Tiger International, Inc. from the date of registration under the Exchange Act until October 23, 1996. The stock price performance of NetLojix reflected in this comparison is not necessarily indicative of the future stock price performance of NetLojix's Common Stock.

---------------- -------------------------------- ------------------------------- ----------------------------------
                            NETLOJIX                NASDAQ TELECOMMUNICATIONS
                      COMMUNICATIONS, INC.                    INDEX                    NASDAQ COMPOSITE INDEX
---------------- -------------------------------- ------------------------------- ----------------------------------
3/18/96                      100.00                           100.00                           100.00
---------------- -------------------------------- ------------------------------- ----------------------------------
6/30/96                      142.86                          104.159                           106.951
---------------- -------------------------------- ------------------------------- ----------------------------------
9/30/96                      114.29                           98.043                           110.760
---------------- -------------------------------- ------------------------------- ----------------------------------
12/30/96                     100.00                           98.172                           116.233
---------------- -------------------------------- ------------------------------- ----------------------------------
3/31/97                       89.43                           91.021                           109.930
---------------- -------------------------------- ------------------------------- ----------------------------------
6/30/97                      435.71                          114.257                           130.067
---------------- -------------------------------- ------------------------------- ----------------------------------
9/30/97                      542.86                          132.341                           152.079
---------------- -------------------------------- ------------------------------- ----------------------------------
12/31/97                     235.71                          143.562                           142.422
---------------- -------------------------------- ------------------------------- ----------------------------------
3/31/98                      214.29                          182.731                           166.680
---------------- -------------------------------- ------------------------------- ----------------------------------
6/30/98                      219.64                          193.257                           171.259
---------------- -------------------------------- ------------------------------- ----------------------------------
9/30/98                       67.86                          171.035                           154.653
---------------- -------------------------------- ------------------------------- ----------------------------------
12/31/98                     107.14                          236.370                           200.691
---------------- -------------------------------- ------------------------------- ----------------------------------
---------------- -------------------------------- ------------------------------- ----------------------------------






---------------- -------------------------------- ------------------------------- ----------------------------------
                            NETLOJIX                NASDAQ TELECOMMUNICATIONS
                      COMMUNICATIONS, INC.                    INDEX                    NASDAQ COMPOSITE INDEX
---------------- -------------------------------- ------------------------------- ----------------------------------
3/31/99                      148.23                          293.722                           224.493
---------------- -------------------------------- ------------------------------- ----------------------------------
6/30/99                      114.29                          312.261                           245.622
---------------- -------------------------------- ------------------------------- ----------------------------------
9/30/99                       51.80                          289.438                           251.244
---------------- -------------------------------- ------------------------------- ----------------------------------
12/31/99                      73.23                          411.624                           362.570
---------------- -------------------------------- ------------------------------- ----------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth stock ownership information for (i) each director and executive officer of NetLojix, (ii) the directors and executive officers as a group, and (ii) all persons known to NetLojix to be owners of more than five percent of its outstanding shares of common stock. All information is as of March 24, 2000.

---------------------------------------------- ---------------------------------- ----------------------------------
                                                            Amount
Name and                                                 Beneficially                           Percent
Address                                                      Owned                           Of Class (1)
---------------------------------------------- ---------------------------------- ----------------------------------
Janet J. Jensen (2)
9003 Airport Freeway
Fort Worth, TX 76180                                        961,939                             7.3%
---------------------------------------------- ---------------------------------- ----------------------------------
Jeffrey J. Jensen(2)(3)
2121 Precinct Line Road
Hurst, TX 76054                                             864,238                             6.5%
---------------------------------------------- ---------------------------------- ----------------------------------
James J. Jensen(2)
6304 Alexandria Circle
Atlanta, GA 30326                                           800,000                             6.0%
---------------------------------------------- ---------------------------------- ----------------------------------
Jami J. Jensen(2)
1933 Swede Gulch
Golden, CO 80120                                            851,738                             6.4%
---------------------------------------------- ---------------------------------- ----------------------------------
Julie J. Jensen(2)
Box 540, Kenwood Station                                    851,738                             6.4%
---------------------------------------------- ---------------------------------- ----------------------------------


---------------------------------------------- ---------------------------------- ----------------------------------
                                                            Amount
Name and                                                 Beneficially                           Percent
Address                                                      Owned                           Of Class (1)
---------------------------------------------- ---------------------------------- ----------------------------------
5257 River Road
Bethesda, MD 20816                                          851,738                             6.4%
---------------------------------------------- ---------------------------------- ----------------------------------
Gladys J. Jensen(2)
c/o United Group Association,  Inc.
4001 McEwen Drive, Suite 200
Dallas, TX 75244                                            731,847                             5.5%
---------------------------------------------- ---------------------------------- ----------------------------------
Anthony E. Papa(4)                                          811,401                             6.1%
---------------------------------------------- ---------------------------------- ----------------------------------
James P. Pisani(4)                                          805,001                             6.1%
---------------------------------------------- ---------------------------------- ----------------------------------
John E. Allen (5)                                           197,500                             1.5%
---------------------------------------------- ---------------------------------- ----------------------------------
Anthony D. Martin (3)                                       12,500                                *
---------------------------------------------- ---------------------------------- ----------------------------------
Frank A. Leone                                              37,500                                *
---------------------------------------------- ---------------------------------- ----------------------------------
Joseph Renteria, Jr.                                        58,608                                *
---------------------------------------------- ---------------------------------- ----------------------------------
Michael J. Ussery                                           12,500                                *
---------------------------------------------- ---------------------------------- ----------------------------------
All directors and executive officers
as a group (8 persons) (6)                                 2,799,248                            20.8%
---------------------------------------------- ---------------------------------- ----------------------------------

* Represents less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC"). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of NetLojix's Common Stock subject to options held by that person that are exercisable within sixty (60) days following March 24, 2000 are deemed outstanding. However, such shares of Common Stock are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, each person named in the table has sole voting and sole investment power with respect to the shares set forth opposite such person's name. The percentages of beneficial ownership shares in this table are based upon 13,242,381 shares of the Common Stock outstanding.
(2) Information is derived from a Schedule 13D filed with the SEC on December 11, 1997 and a Schedule 13D/A filed with the SEC (by Gladys J. Jensen only) on July 10, 1998 (the "Schedule 13D's"). The Schedule 13D's note that, because each of these stockholders agreed to certain restrictions contained in a Registration Rights and Lockup Agreement dated as of December 1, 1997, such persons may be considered to be a "group" within the meaning of Section 13 of the Securities Exchange Act of 1934, as amended. However, the Schedule 13D's state that each of such persons disclaims beneficial ownership of the shares held by any other person.
(3) Includes 12,500 shares that may be acquired under options that were exercisable within 60 days of March 24, 2000.
(4) As to each of Mr. Papa and Mr. Pisani, includes 48,438 shares that may be acquired under options that were exercisable within 60 days of March 24, 2000. The address of these stockholders is c/o NetLojix Communications, Inc., 501 Bath Street, Santa Barbara, CA 93101.
(5) Includes 60,000 shares of restricted stock awarded to Mr. Allen under NetLojix's 1997 Stock Incentive Plan. These shares are subject to restrictions on transfer which will lapse as to 30,000 of such shares on February 24, 2001, and as to the remaining 30,000 shares on February 24, 2002. The lapse of these restrictions will be accelerated upon Mr. Allen's retirement from the Board of Directors and upon certain other events set forth in the 1997 Stock Incentive Plan. Also includes 12,500 shares that may be acquired under options that were exercisable within 60 days of March 24, 2000.
(6) Includes 189,376 shares that may be acquired under options that were exercisable within 60 days of March 24, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         DEALINGS WITH UICI ORGANIZATIONS IN CONNECTION WITH MARKETING SERVICES. Director Jeffrey J. Jensen, his father, Ronald L. Jensen, and his adult siblings own approximately 34% of UICI, a publicly-traded insurance and financial services company. Director John E. Allen is a director and officer of certain subsidiaries of UICI. Among their other activities in 1999, UICI's marketing organizations sold certain long distance and Internet products of NetLojix's former subsidiary, Matrix Telecom, to their customers. Matrix Telecom paid sales commissions and related payments to UICI, together with certain other affiliated entities, of $122,930 in 1999. NetLojix completed the sale of Matrix Telecom to a third party on November 30, 1999, and no longer sells products or services through the UICI marketing organizations. NetLojix believes that it received the foregoing services on terms no less favorable to NetLojix than could be obtained from unrelated third parties.

         LONG DISTANCE SERVICES. NetLojix provides long distance telephone service and Internet access to certain affiliates of Mr. Jensen, his father and his adult siblings, including UICI. NetLojix received $4,662,921 in 1999 from UICI and its affiliates for such services. NetLojix also provides long distance telephone service and Internet access to Amli Residential Properties Trust, Amli Commercial Properties Trust, Amli Realty Co. and their affiliates. Director John A. Allen is a director or trustee and officer of each of these entities, and director Jeffrey J. Jensen is trustee of Amli Commercial Properties Trust. NetLojix received $78,788 in 1999 from these entities for such services. NetLojix believes that it provides the foregoing services on terms no less favorable to NetLojix than could be obtained from unrelated third parties.

         RENTERIA NOTE. In October 1996, Joseph Renteria, Jr., NetLojix's Vice President, Information Systems, financed the purchase of 53,608 shares of Common Stock through a loan from Ronald L. Jensen, who was then an affiliate of NetLojix. In 1998, NetLojix acquired the note representing this obligation, which was then in the amount of $80,400. The note bears interest at the rate of 6% per annum, and is due on the earlier of NetLojix's demand or September 30, 2001. At December 31, 1999, the total amount owing by Mr. Renteria under this note was $91,844, which was also the largest amount outstanding during 1999. Under the original terms of the note and related documents, the note was secured by all 53,608 shares of common stock, and the shares were subject to certain put and call rights in Mr. Renteria and NetLojix, respectively, in the event of the termination of Mr. Renteria's employment. The put and call provisions were to terminate in increments over five years. During 1999, NetLojix and Mr. Renteria agreed to terminate all of the remaining put and call provisions and 23,608 shares of common stock were released from security for the note. In February, 2000, Mr. Renteria paid the note down to a balance of $62,750 and the security for the note was reduced to 15,000 shares of stock.

         POLICY ON RELATED PARTY TRANSACTIONS. In connection with its listing on The Nasdaq SmallCap Market-SM-, NetLojix has undertaken to conduct an appropriate review of all related party transactions on an ongoing basis and to utilize the Audit Committee to review potential conflict of interest situations where appropriate.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The index to the financial statements and financial statement schedules filed as part of this report is set forth immediately following the signature page.

         (b) During the quarter ending December 31, 1999, NetLojix filed the following Current Reports on Form 8-K:

                  (i) On December 8, 1999, NetLojix filed a Form 8-K (Items 2, 5 and 7) reporting the closing of the sale of Matrix Telecom, certain issuances of shares under the equity line agreement, the conversion of the Series B Convertible Preferred Stock and the status of its possible delisting from The Nasdaq SmallCap Market. The filing contained pro forma financial information relating to the disposition of Matrix Telecom as well as certain pro forma financial information demonstrating NetLojix's ability to meet the continued listing criteria of The Nasdaq SmallCap Market.

                  (ii) On December 21, 1999, NetLojix filed a Form 8-K (Items 5 and 7) reporting Nasdaq's decision not to delist NetLojix from The Nasdaq SmallCap Market and containing a copy of NetLojix's press release to that effect.

         (c) The index to the exhibits filed as part of this report is set forth immediately following the financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                       NETLOJIX  COMMUNICATIONS, INC.

Dated:   March 27, 2000                By   /S/ ANTHONY E. PAPA
                                            ---------------------------
                                            Anthony E. Papa,
                                            Chairman of the Board and Chief
                                            Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of March, 2000.

                                       NETLOJIX COMMUNICATIONS, INC.

                                       By   /S/ ANTHONY E. PAPA
                                            ---------------------------
                                            Anthony E. Papa,
                                            Chairman of the Board and Chief
                                            Executive Officer
                                            (Principal Executive Officer)

                                       By   /S/ JAMES P. PISANI
                                            ---------------------------
                                            James P. Pisani,
                                            President and Chief Operating
                                            Officer

                                       By   /S/ MICHAEL J. USSERY
                                            ---------------------------
                                            Michael J. Ussery,
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                       By   /S/ JOHN E. ALLEN
                                            ---------------------------
                                            John E. Allen
                                            Director

                                       By   /S/ JEFFREY J. JENSEN
                                            ---------------------------
                                            Jeffrey J. Jensen
                                            Director

                                       By   /S/ ANTHONY D. MARTIN
                                            ---------------------------
                                            Anthony D. Martin
                                            Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----
Independent Auditors' Report.....................................    F-2

Consolidated Balance Sheets, December 31, 1999 and 1998...........   F-3

Consolidated Statements of Operations, Years ended
December 31, 1999, 1998 and 1997..................................   F-4

Consolidated Statements of Stockholders' Equity, Years
ended December 31, 1999, 1998 and 1997............................   F-5

Consolidated Statements of Cash Flows, Years ended
December 31, 1999, 1998 and 1997..................................   F-6

Notes to Consolidated Financial Statements........................   F-7

Schedule II - Valuation and Qualifying Accounts, Years
ended December 31, 1999, 1998 and 1997............................   S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
NetLojix Communications, Inc.:

         We have audited the consolidated financial statements of NetLojix Communications, Inc. (formerly AvTel Communications, Inc.) and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetLojix Communications, Inc. (formerly AvTel Communications, Inc.) and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG LLP

Dallas, Texas
February 18, 2000, except
as to Note 13, which is as
of March 2, 2000

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (Formerly AvTel Communications, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                                1999                         1998
                                                                                ----                         ----
                                                ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                                  $           1,134,625                      222,059
   Accounts receivable, net                                                               2,471,941                    1,295,459
   Due from affiliates                                                                      715,457                      773,667
   Federal and state income tax receivable                                                        -                    1,325,000
   Other current assets                                                                     982,387                      340,078
                                                                              ---------------------      -----------------------
                                Total current assets                                      5,304,410                    3,956,263
Property and equipment, net                                                                 917,571                    1,039,493
Goodwill, net                                                                             3,802,307                    4,463,747
Other assets, net                                                                           932,133                    1,265,315
                                                                              ---------------------      -----------------------
                                Total assets                                  $          10,956,421                   10,724,818
                                                                              =====================      =======================


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and other accrued expenses                                $           2,317,587                    2,004,498
   Accrued network services costs                                                           874,830                    1,261,016
   Sales and excise tax payable                                                             118,503                      473,072
   Unearned revenue                                                                         990,699                      954,101
   Net liabilities of discontinued operations                                                     -                      843,500
   Other current liabilities                                                                355,609                      504,130
                                                                              ---------------------      -----------------------
                                Total current liabilities                                 4,657,228                    6,040,317
Common stock subject to put option                                                                -                      168,867
Long-term obligations under capital leases                                                        -                        5,381
                                                                              ---------------------      -----------------------
                                Total liabilities                                         4,657,228                    6,214,565
                                                                              =====================      =======================
STOCKHOLDERS' EQUITY

   Preferred stock, authorized 750,000 shares, $0.01 par value
     Series A convertible preferred stock, authorized 250,000 shares,
       $0.01 par value, cumulative as to 8% dividends, 147,700 shares issued and outstanding (Liquidation preference of $727,664
       at December 31, 1999 and 1998 including dividends in arrears)                          1,477                        1,477
   Common stock, authorized 20,000,000 shares, $0.01 par value, issued 12,562,741 and 10,409,473 shares at December 31, 1999
     1998, respectively                                                                     125,627                      102,969
   Additional paid-in capital                                                            23,650,546                   19,630,404
   Accumulated deficit                                                                  (17,476,946)                 (15,224,597)
   Treasury stock, $0.01 par value, 151,075 common shares at
     December 31, 1999 and none at December 31, 1998                                         (1,511)                           -
                                                                              ----------------------      -----------------------
                                Total stockholders' equity                                6,299,193                    4,510,253
Commitments and contingencies  (Notes 2, 9 and 12)
                                                                              ----------------------      -----------------------
                                Total liabilities and stockholders' equity    $          10,956,421                   10,724,818
                                                                              ======================      =======================

See accompanying Notes to Consolidated Financial Statements.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (Formerly AvTel Communications, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                            1999                       1998                        1997
                                                            ----                       ----                        ----
REVENUES                                           $           16,864,283                   9,887,729                  6,435,246

COST OF REVENUES                                                9,383,318                   5,668,958                  4,862,195
                                                   -----------------------    ------------------------    -----------------------

GROSS MARGIN                                                    7,480,965                   4,218,771                  1,573,051

Operating expenses
       Selling, general and administrative                     11,348,665                   7,074,206                  1,671,504
       Acquisition related write off                                    -                           -                  9,098,545
       Depreciation and amortization                            1,022,207                     611,911                     78,263
                                                   -----------------------    ------------------------    -----------------------
          Total operating expenses                             12,370,872                   7,686,117                 10,848,312

                                                   -----------------------    ------------------------    -----------------------
OPERATING LOSS                                                 (4,889,907)                 (3,467,346)                (9,275,261)

Interest expense                                                  (80,550)                    (31,178)                    (3,220)
Other income, net                                                  23,059                      92,337                     37,219
                                                   -----------------------    ------------------------    -----------------------
Loss from continuing operations
       before income taxes                                     (4,947,398)                 (3,406,187)                (9,241,262)

Income tax benefit                                                      -                     135,190                     28,741
                                                   -----------------------    ------------------------    -----------------------
Loss from continuing operations                                (4,947,398)                 (3,270,997)                (9,212,521)

Discontinued operations
       Loss from operations of discontinued
         residential long distance business
         (net of income tax benefit of $0,
          $1,391,389, and $247,611 in 1999,
          1998 and 1997, respectively)                         (3,030,575)                 (2,531,321)                  (979,199)
       Gain on disposition                                      5,780,238                           -                          -
                                                   -----------------------    ------------------------    -----------------------
Income (loss) from discontinued operations                      2,749,663                  (2,531,321)                  (979,199)
                                                   -----------------------    ------------------------    -----------------------

NET  LOSS                                          $           (2,197,735)                 (5,802,318)               (10,191,720)
                                                   =======================    ========================    =======================

Loss from continuing operations
       per common share - basic and diluted        $                (0.49)                      (0.35)                     (1.11)

Income (loss) from discontinued operations
       per common share - basic and diluted                          0.26                       (0.26)                     (0.12)
                                                   -----------------------    ------------------------    -----------------------
Net loss per common share - basic and diluted      $                (0.23)                      (0.61)                     (1.23)
                                                   =======================    ========================    =======================
Weighted average number of
       common shares - basic and diluted                       10,794,584                   9,633,474                  8,267,296
                                                   =======================    ========================    =======================


See accompanying Notes to Consolidated Financial Statements.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (Formerly AvTel Communications, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997


                                                                                                                  Additional
                                                           Preferred Stock                 Common Stock             Paid-In
                                                          Shares      Amount         Shares           Amount        Capital
                                                          ------      ------         ------          ------         -------
BALANCES,
   December 31, 1996                                           -   $       -      8,336,654    $   7,532,026   $          -

   Acquisition of BestConnections                              -           -        934,987        3,361,208              -
   Share for share exchange between
      NetLojix and Matrix:
         Reverse acquisition of NetLojix                 207,700       2,077      1,839,563           18,396      9,129,040
         Reflect new capitalization of company                 -           -       (171,548)     (10,802,234)     7,064,710
   Issuance of common stock for exercise
      of options                                               -           -         15,000              150         52,350
   Expired put options                                         -           -         96,480              965        143,755
   Stock compensation earned                                   -           -              -                -        748,884
   Net loss                                                    -           -              -                -              -
                                                      -----------  ----------   ------------   --------------  -------------
BALANCES,
    December 31, 1997                                    207,700       2,077     11,051,136          110,511     17,138,739

    Conversion of preferred stock                        (60,000)       (600)        60,000              600              -
    Issuance of common stock for exercise
       of options and restricted common stock                  -           -        473,326            4,733        512,879
    Issuance of common stock for acquisitions                  -           -        680,000            6,800      1,526,950
    Expired put options                                        -           -         48,187              482         36,770
    Called put options                                                              185,847            1,859        372,918
    Purchase of officer note receivables                       -           -              -                -       (435,000)
    Stock compensation earned                                  -           -              -                -        477,148
    Retirement of treasury stock                               -           -     (2,201,601)         (22,016)             -
    Net loss                                                   -           -              -                -              -
                                                      -----------  ----------   ------------   --------------  -------------
BALANCES,
    December 31, 1998                                    147,700       1,477     10,296,895          102,969     19,630,404

    Issuance of common stock for exercise
       of options and restricted common stock                  -           -        315,477            3,155        481,990
    Stock compensation earned                                  -           -              -                -        560,725
    Issuance of common stock per equity
       line of credit                                          -           -      1,066,725           10,667      1,917,350
    Purchase of treasury stock                                 -           -              -                -        (77,289)
    Shares acquired in legal settlement                        -           -              -                -       (429,827)
    Cancelled put options                                      -           -        112,578            1,126        167,741
    Retire treasury stock                                      -           -        (36,262)            (363)             -
    Issuance of preferred stock                            1,500          15          3,000               30      1,407,480
    Preferred stock dividends paid                             -           -              -                -              -
    Conversion of preferred stock                         (1,500)        (15)       804,328            8,043         (8,028)
    Net loss                                                   -           -              -                -              -
                                                      ----------  ----------   ------------   --------------  --------------
BALANCES,
    December 31, 1999                                    147,700   $  1,477      12,562,741    $     125,627   $ 23,650,546
                                                      ===========  =========    ============   ==============  =============



                                                      Retained
                                                      Earnings /
                                                      (Accumulated            Treasury Stock
                                                        Deficit)           Shares       Amount      Total
                                                       ---------           ------       -----       -----
BALANCES,
   December 31, 1996                                  $      769,441     (171,548)  $  (439,584)  $ 7,861,883

   Acquisition of BestConnections                                  -   (1,999,997)   (3,317,940)       43,268
   Share for share exchange between
      AvTel and Matrix:
         Reverse acquisition of AvTel                              -            -             -     9,149,513
         Reflect new capitalization of company                     -      171,548     3,737,524             -
   Issuance of common stock for exercise
      of options                                                   -            -             -        52,500
   Expired put options                                             -            -             -       144,720
   Stock compensation earned                                       -            -             -       748,884
   Net loss                                              (10,191,720)           -             -    10,191,720)
                                                      ---------------  ----------- -------------  ------------
BALANCES,
    December 31, 1997                                     (9,422,279)  (1,999,997)      (20,000)    7,809,048

    Conversion of preferred stock                                  -            -             -             -
    Issuance of common stock for exercise
       of options and restricted common stock                      -            -             -       517,612
    Issuance of common stock for acquisitions                      -            -             -     1,533,750
    Expired put options                                            -            -             -        37,252
    Called put options                                             -     (201,604)       (2,016)      372,761
    Purchase of officer note receivables                           -            -             -      (435,000)
    Stock compensation earned                                      -            -             -       477,148
    Retirement of treasury stock                                   -    2,201,601        22,016             -
    Net loss                                              (5,802,318)           -             -    (5,802,318)
                                                      ---------------  ----------- -------------  ------------
BALANCES,
    December 31, 1998                                    (15,224,597)           -             -     4,510,253

    Issuance of common stock for exercise
       of options and restricted common stock                      -            -             -       485,145
    Stock compensation earned                                      -            -             -       560,725
    Issuance of common stock per equity
       line of credit                                              -            -             -     1,928,017
    Purchase of treasury stock                                     -      (11,075)         (111)      (77,400)
    Shares acquired in legal settlement                            -     (176,262)       (1,763)     (431,590)
    Cancelled put options                                          -            -             -       168,867
    Retire treasury stock                                          -       36,262           363             -
    Issuance of preferred stock                                    -            -             -     1,407,525
    Preferred stock dividends paid                           (54,614)           -             -       (54,614)
    Conversion of preferred stock                                  -            -             -             -
    Net loss                                              (2,197,735)           -             -    (2,197,735)
                                                      --------------  ----------- -------------  ------------
BALANCES,
    December 31, 1999                                 $  (17,476,946)    (151,075)  $   (1,511)   $ 6,299,193
                                                     ===============  =========== =============  ============

See accompanying Notes to Consolidated Financial Statements.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (Formerly AvTel Communications, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                     1999              1998              1997
                                                                                     ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss from continuing operations                                     $   (4,947,398)       (3,270,997)       (9,212,521)
       Adjustments to reconcile net loss from continuing operations to cash used by continuing operating activities:

                 Depreciation and amortization                                      1,022,207           611,911            78,263
                 (Gain)loss on disposition of assets                                    9,555           (87,371)                -
                 Acquisition related write off                                              -                 -         9,098,545
                 Provision for bad debts                                              296,238           384,162           255,635
                 Deferred income tax                                                        -          (498,712)          (80,377)
                 Stock compensation earned                                            156,551           372,917                 -
                 Changes in certain operating assets and liabilities:
                       Accounts receivable                                         (1,472,720)         (716,557)         (320,365)
                       Due from affiliates                                             58,210            74,580           631,567
                       Federal and state income tax receivable                      1,325,000          (741,094)         (598,970)
                       Other current assets                                          (642,309)          342,349          (541,276)
                       Accounts payable and accrued liabilities                      (499,217)         (550,432)         (966,234)
                       Due to affiliate                                                     -           (24,329)       (1,259,215)
                                                                               ---------------    --------------    --------------
                 Cash used by continuing operating activities                      (4,693,883)       (4,103,573)       (2,914,948)
                 Cash provided (used) by discontinued operating activities         (2,983,421)       (1,875,224)        4,582,718
                                                                               ---------------    --------------    --------------
                 Cash provided (used) by operating activities                      (7,677,304)       (5,978,797)        1,667,770

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property and equipment                                           (369,442)         (323,128)          (86,177)
       Additions to property and equipment - discontinued operations                 (409,947)         (149,961)         (126,244)
       Loans to affiliate - discontinued operations                                         -                 -        (2,000,000)
       Payments received on loans to affiliates - discontinued operations                   -         1,798,889           201,111
       Cash received (paid) in acquisitions                                                 -          (474,082)          477,643
       Proceeds from sale of property and equipment                                     1,050            94,370                 -
       Proceeds from sale of property and equipment - discontinued operations           6,600                 -             2,749
                                                                               ---------------    --------------    --------------
                 Cash provided (used) by investing activities                        (771,739)          946,088        (1,530,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on capital leases                                           (45,753)          (59,055)           (4,306)
       Principal payments on capital leases - discontinued operations                 (20,886)                -                 -
       Issuance of common stock for exercise of options                               485,145           517,612            52,500
       Issuance of common stock on equity line of credit                            1,928,017                 -                 -
       Issuance of Series B preferred stock                                         1,407,525                 -                 -
       Preferred stock dividend payments                                              (54,614)                -                 -
       Borrowings on line of credit                                                 2,617,182                 -                 -
       Amounts paid on line of credit                                              (2,617,182)                -                 -
       Borrowings on short-term note - discontinued operations                      2,000,000                 -                 -
       Borrowings on long-term note - discontinued operations                       3,160,294                 -                 -
       Borrowings on line of credit - discountinued operations                     24,606,519         9,753,467                 -
       Amounts paid on line of credit - discontinued operations                   (24,716,358)       (8,640,577)                -
       Purchase from third party of note receivable for stock purchase                      -          (435,000)                -
       Purchase of common stock for treasury                                          (77,400)                -                 -
                                                                               ---------------    --------------    --------------
                 Cash provided by financing activities                              8,672,489         1,136,447            48,194
                                                                               ---------------    --------------    --------------

                 Net increase (decrease) in cash and cash equivalents                 223,446        (3,896,262)          185,046

Cash and cash equivalents at beginning of period for continuing
       and discontinued operations                                                    911,179         4,807,441         4,622,395
                                                                               ---------------    --------------    --------------

Cash and cash equivalents at end of period for continuing and
       discontinued operations (see Note 3)                                    $    1,134,625           911,179         4,807,441
                                                                               ===============    ==============    ==============

Cash paid (received) during the period:
       Interest - continuing operations                                        $       83,624            31,178             3,220
                                                                               ===============    ==============    ==============
       Interest - discontinued operations                                      $      309,271            54,943             8,374
                                                                               ===============    ==============    ==============
       Income taxes - continuing operations                                    $     (112,201)          (50,649)           89,741
                                                                               ===============    ==============    ==============
       Income taxes - discontinued operations                                  $   (1,162,814)         (436,358)          835,420
                                                                               ===============    ==============    ==============

Noncash investing and financing activities:
       Common stock issued for Best acquisition                                $            -                 -         3,361,208
                                                                               ===============    ==============    ==============
       Treasury stock acquired with Best acquisition                           $            -                 -        (3,317,940)
                                                                               ===============    ==============    ==============
       Common and preferred stock issued in NetLojix reverse acquisition       $            -                 -         9,149,513
                                                                               ===============    ==============    ==============
       Common stock issued for DMI acquisition                                 $            -         1,462,500                 -
                                                                               ===============    ==============    ==============
       Common stock issued for RLI acquisition                                 $            -            71,250                 -
                                                                               ===============    ==============    ==============
       Common shares acquired in legal settlement                              $     (431,590)                -                 -
                                                                               ===============    ==============    ==============
       Net liabilities relinquished in Matrix sale                             $    5,780,238                 -                 -
                                                                               ===============    ==============    ==============


See accompanying Notes to Consolidated Financial Statements.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (Formerly AvTel Communications, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      Business and Background

         NetLojix is an eBusiness enabler, with offices principally located in California, New York and Texas, providing advanced Internet, data and voice connectivity, technical support and application hosting services, primarily to mid-sized businesses. NetLojix currently sells and markets advanced network services and IT Support through internal direct sales professionals and independent VAR's.

         NetLojix had previously been organized into two primary business units: the Business Markets Group and the Channel Markets Group. On September 15, 1999, NetLojix realigned its businesses and business segments in order to support NetLojix's core mission of providing Enterprise Network Solutions to businesses. As a result of this realignment, the Company's primary business segments are Network Connectivity, Technical Support Services and Application Development and Hosting.

         Services provided by NetLojix include the transport of data, voice and Internet traffic; systems integration, service and technical support; and application development and web hosting. Through a value-added sales process, NetLojix designs, installs and manages its customers' networks. NetLojix will provide a host of additional value added services assisting its customers to create enhanced intranet and extranet applications. NetLojix cross-markets to its customer base a variety of traditional telecommunications products and services such as long distance telephone service, executive calling cards and video/audio conferencing.

         On December 1, 1997, NetLojix Communications, Inc. ("NetLojix") and Matrix Telecom, Inc. ("Matrix Telecom") completed a stock for stock exchange pursuant to a share exchange agreement ("Share Exchange"). For accounting purposes, the Share Exchange was treated as a reverse acquisition of NetLojix by Matrix Telecom. NetLojix was the legal acquirer and accordingly, the Share Exchange was effected by the issuance of 9,582,493 shares of NetLojix common stock in exchange for all of the common stock then outstanding of Matrix Telecom. In addition, holders of outstanding Matrix Telecom stock options received 22,338 non-qualified stock options of NetLojix. The purchase method of accounting was used, with Matrix Telecom being treated as the acquirer for accounting purposes. The results of operations reported in the accompanying consolidated financial statements reflect the operations of Matrix Telecom prior to December 1, 1997 and the combined operations of NetLojix and Matrix Telecom subsequent to December 1, 1997. References to the "Company" refer to operations of Matrix Telecom prior to the Share Exchange and the combined operations of Matrix Telecom and NetLojix subsequent to the Share Exchange. As a result of the Share Exchange, Matrix Telecom became a wholly-owned subsidiary of NetLojix. (See note 2).

      The Share Exchange provided that Matrix Telecom shareholder would receive
2.4819 NetLojix common shares for each common share of Matrix Telecom then issued including treasury shares held by Matrix Telecom. For periods prior to the December 1, 1997 Share Exchange, all share amounts have been restated to reflect the Share Exchange as a 2.4819 for one stock split. In addition, on March 10, 1997 Matrix Telecom declared an 18 for one stock split. All share amounts have also been restated to reflect this stock split.

         On November 30, 1999, the Company sold its wholly-owned subsidiary, Matrix Telecom. Matrix Telecom represented all of the Company's residential long distance business. As a result of the Company's decision to exit the residential long distance business, the Company's consolidated financial statements as of December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997 reflect the Company's residential long distance business as a discontinued operation. (See note 3)

         (B)      Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         (C)      Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all demand deposits, time deposits, and other highly liquid investments with an original maturity at date of purchase of less than ninety days to be cash equivalents.

         (D)      Accounts Receivable

         Accounts receivable are net of allowances for doubtful accounts and other provisions of $290,000 and $249,000 as of December 31, 1999 and 1998, respectively. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of its customers, historical trends and other information.

         (E)      Revenue Recognition

         Revenues for long distance, frame relay, Internet, and applications development and web hosting services are recognized as service is provided. Amounts paid in advance are recorded as unearned revenue and recognized as services are provided. Within the Technical Support Services segment, the Company sells its services under hourly service contracts (whether prepaid or billed in arrears), flat fee service call contracts or prepaid maintenance contracts. For prepaid maintenance contracts, the Company recognizes revenues ratably over the service period. For all other services, revenues are recognized when the services are rendered.

         (F)      Property and Equipment

         Property and equipment are recorded at cost. Maintenance and repairs are charged against income as incurred, while renewals and major replacements are capitalized. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in operations. The Company provides depreciation of fixed assets using the straight-line method over the estimated useful lives of the respective assets.

         (G)      Goodwill

         Goodwill of $3,802,000 and $4,464,000 as of December 31, 1999 and 1998,
respectively, is net of accumulated amortization of $336,000 and $19,000 for the same periods. Goodwill represents the excess of purchase price over fair value of net assets acquired in the Digital Media, Inc. (DMI) and Remote Lojix (RLI) acquisitions and is being amortized on a straight-line basis over fifteen years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on discounted future operating cash flows expected to be generated by the acquired business. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

         (H)      Acquired Customer Base

         Acquired customer base of $923,000 and $1,240,000 as of December 31, 1999 and 1998, respectively, is net of accumulated amortization of $660,000 and $343,000 for the same periods. The acquired customer base is included in other assets and is being amortized on a straight-line basis over five years. The Company assesses the recoverability of this intangible asset by comparing the recorded value to estimated undiscounted future cash flows from the use of the asset. The amount of impairment, if any, is measured based on the difference between the recorded net book value and the estimated fair value of the intangible asset. The assessment of the recoverability of the acquired customer base will be impacted if the estimated fair value declines below the recorded book value.

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

         (K)      Concentrations of Credit Risk

         The Company's subscribers are primarily small to mid-size business owners and are not concentrated in any specific geographic region of the United States. The Company generally extends credit to its customers and accounts receivable are generally not collateralized. As of December 31, 1999 four customers comprise $1,300,000 or 52.6% of the accounts receivable balance as listed below.

      Society Generale                                   $  623,880
      Mattel Media                                          372,000
      Infosys Technologies Limited                          201,290
      US Search.com                                         102,816
                                                         ----------
                                                         $1,299,986
                                                         ==========

         (L)      Financial Instruments

         The Company's financial instruments include cash, receivables, payables, and accrued expenses. The carrying amount of such financial instruments approximates fair value because of the short maturity of these instruments.

         (M)      Loss Per Share

         Basic and diluted loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all outstanding convertible preferred stock and outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented. Comprehensive income (loss) for the years ended December 31, 1999, 1998 and 1997 is equal to net income (loss) reported for such periods.

         (N)      Segment Reporting

         During 1999, the Company realigned its businesses into three business segments: Network Connectivity, Technical Support Services and Application Development and Hosting. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", segment information is based on internal management reporting segmentation. Consequently, the Company's segment reporting has been changed to reflect the realignment and amounts presented for prior years have been reclassified to conform with the current presentation. (See Note 11)

         (O)      Reclassifications

         Certain reclassifications have been made to prior period amounts in order to conform to current year presentation including the reclassifications necessary to reflect the residential long distance business of Matrix Telecom as a discontinued operation.

(2)      ACQUISITIONS AND DISPOSITIONS

         MATRIX TELECOM, INC.

         On December 1, 1997, NetLojix and Matrix Telecom completed the Share Exchange. For accounting purposes the Share Exchange was treated as a reverse acquisition of NetLojix by Matrix Telecom. NetLojix was the legal acquirer and, accordingly, the Share Exchange was effected by the issuance of NetLojix common stock in exchange for all of the common stock then outstanding of Matrix Telecom. In addition, holders of outstanding Matrix Telecom stock options received non-qualified stock options of the Company. Immediately after the Share Exchange the former shareholders of Matrix Telecom held approximately 84% of the then outstanding common stock of the Company.

         The reverse acquisition of NetLojix by Matrix Telecom was accounted for using the purchase method of accounting. In order to value the consideration given in the Share Exchange the market price of NetLojix's common stock for a period immediately preceding the announcement of the Share Exchange was used. As of the date of acquisition, the Company determined the fair value of the net tangible and intangible assets acquired and liabilities assumed. Concurrently, the Company determined that the carrying amount of recorded goodwill was not recoverable. Accordingly, the Company recorded a charge to expense of $9,098,545 immediately subsequent to the reverse acquisition.

         In connection with the completion of the Share Exchange, the Company entered into a Registration Rights and Lockup Agreement dated December 1, 1997 (the "Registration Rights and Lockup Agreement"). The Registration Rights and Lockup Agreement requires that the Company use its best efforts to file a shelf registration statement providing for the sale by certain stockholders of all securities issued to them in connection with the Share Exchange, subject to a two-year holding restriction imposed on such stockholders. Under the Registration Rights and Lockup Agreement, the Company is obliged to use its reasonable efforts to keep the shelf registration statement effective on a continuous basis for a period described in the Registration Rights and Lockup Agreement. Such stockholders may also require the Company to undertake up to two additional demand registrations of their securities if the shelf registration is not in place. As of December 1, 1999, the two-year holding restriction imposed on such shareholders by the Registrations Rights and Lockup Agreement expired.

         On November 30, 1999, the Company sold all of the stock of Matrix Telecom to Matrix Acquisition Holdings Corp., a wholly-owned subsidiary of Platinum Equity Holdings, LLC. (Platinum) and recorded a gain of $5,780,000. The purchase price for the Matrix Telecom stock was valued at $6,052,000 and consisted of four components. First, the Company received a credit against future charges incurred for long distance wholesale telephone traffic pursuant to a telecommunications service contract with Matrix Telecom. The amount of the credit was calculated to be approximately $614,000. Second, $4,190,000 in intercompany indebtedness owed to Matrix Telecom by NetLojix was eliminated or forgiven. Third, the federal income tax refunds paid to or due Matrix Telecom in the total amount of $1,248,000 were assigned to NetLojix. Fourth, NetLojix is to receive a future cash payment based upon Matrix Telecom's Internet service customer base. The Company will recognize any amounts due based on Matrix Telecom's Internet services as earned. The Company also received an indemnity from Platinum against certain claims or liabilities arising under NetLojix's secured credit facility with Coast Business Credit. NetLojix also has been released by Coast Business Credit from any claims or liabilities relating to borrowings secured by the assets of Matrix Telecom. The residential long distance operations of Matrix Telecom have been reflected as a discontinued operation and all prior period amounts have been restated. The Company has recorded a receivable due from Platinum Equity in the amount of $674,000 relating to the sale of Matrix Telecom, which is included in other current assets as of December 31, 1999.

         The final amount of the purchase price is subject to adjustment based on finalization of a balance sheet for Matrix Telecom as of August 31, 1999 and agreement by both parties. The Company has been notified by Platinum that it materially disagrees with the balance sheet of Matrix Telecom prepared by the Company. The Company and Platinum are currently attempting to negotiate a settlement of the balance sheet items in disagreement. If the Company is unable to resolve the matter, the balance sheet will be submitted to an independent firm of accountants chosen by the parties for final resolution. Any adjustments, as determined by such independent accountants, will affect the purchase price and the recorded gain. At this time, the Company does not believe that the ultimate resolution of the items in dispute will materially affect the recorded gain.

         BEST CONNECTIONS, INC. ("BEST")

         Effective July 1, 1997, shareholders of Best, an affiliate of the Company through common ownership, contributed their ownership of Best to the Company in exchange for 934,987 shares of the Company's common stock. Best's primary assets were 1,999,997 shares of the Company's common stock and cash of $211,000. Because the companies were under common control, the assets and liabilities of Best were recorded at their historical cost, which approximated the fair value of such assets as of July 1, 1997. As a result of the combination, the Company assumed the obligation to grant up to 1,999,997 stock options to agents of Best and certain employees of affiliated companies. Such option grants relate to services, including sales promotion activities, which have been performed by the recipients on behalf of the Company. Accordingly, the fair value of such options has been charged to expense by the Company as the related services were provided.

         DIGITAL MEDIA, INC. ("DMI")

         Effective September 25, 1998, the Company acquired all of the capital stock of DMI, a California based developer of multimedia software. The Company exchanged 30,000 shares of its common stock valued at $71,250 for all of the outstanding common stock of DMI. The transaction was accounted for under the purchase method of accounting. The assets and liabilities of DMI were recorded at their historical cost which approximated their fair value at September 25, 1998. The Company recorded goodwill of approximately $117,000, which represents the excess of the purchase price over the fair value of the net identifiable assets received. The goodwill is being amortized on a straight-line basis over fifteen years.

         REMOTE LOJIX/PCSI, INC. ("RLI")

         Effective November, 1998, the Company acquired all of the capital stock of RLI, a New York based provider of information technology services to corporate customers. The Company exchanged 650,000 shares of its common stock valued at $1,462,500 and the outstanding balance of a $500,000 loan from the Company for all of the outstanding common stock of RLI. The transaction was accounted for under the purchase method of accounting. The assets and liabilities of RLI were recorded at their historical cost which approximated the fair value at the date of acquisition. The Company recorded goodwill of approximately $4,365,000, which represents the excess of the purchase price over the fair value of the assets received. The goodwill is being amortized on a straight-line basis over fifteen years. During 1999 the Company settled all outstanding claims against the former majority stockholder of RLI in exchange for relinquishment of 176,262 shares of common stock of the Company. The relinquishment was recorded as a reduction of goodwill in the amount of $432,000 during 1999.

         Unaudited pro forma results of operations of the Company as if the share exchange of Matrix Telecom and the acquisitions of Best, DMI and RLI had occurred as of the beginning of the periods presented are as follows:

                                                                      Year Ended
                                                                      December 31
                                                                      -----------
                                                               1998                  1997
                                                               ----                   ----
   Revenue                                              $   15,585,671             14,013,434
   Operating loss                                           (4,953,083)           (11,912,522)
   Loss from continuing operations                          (5,403,049)           (12,063,724)
   Pro forma loss from continuing operations per
        share                                           $        (0.53)                 (1.00)

         The pro forma financial information has been prepared for comparative purposes only and does not purport to indicate the results of operations that would have occurred had the acquisition been made at the beginning of the periods indicated, or which may occur in the future.

         As of the date of acquisitions, the fair market value of the assets acquired and liabilities assumed included the following:


                                                                                   1998
                                                          ---------------------------------------------------------
                                                                DMI                    RLI                  Total
                                                                ---                    ---                  -----
Current assets other than cash                            $     50,105              1,034,803             1,084,908
Property and equipment                                          44,313                132,169               176,482
Goodwill                                                       117,169              4,375,191             4,492,360
Current liabilities                                           (166,255)            (3,579,663)           (3,745,918)
Common stock issued                                            (71,250)            (1,462,500)           (1,533,750)
                                                          ------------             ----------            ----------
Cash acquired  (paid)                                     $     25,918               (500,000)             (474,082)
                                                          ============             ==========            ==========



                                                                                   1997
                                                          ---------------------------------------------------------
                                                          Matrix Telecom               Best                  Total
                                                          --------------               ----                  -----
Current assets other than cash                               $ 258,041                     --               258,041
Property and equipment                                         577,836                 15,137               592,973


Customer base                                                 1,583,000                    --             1,583,000
Goodwill                                                      9,098,545                    --             9,098,545
Current liabilities                                          (1,945,526)             (183,041)           (2,128,567)
Long-term liabilities                                          (688,854)                   --              (688,854)
Common and preferred stock issued                            (9,149,513)           (3,361,208)          (12,510,721)
Treasury stock acquired                                              --             3,317,940             3,317,940
                                                           ------------            -----------          ------------
Cash acquired                                              $    266,471               211,172               477,643
                                                           ============            ===========          ============

(3)      DISCONTINUED OPERATIONS

          Selected financial information for the residential long distance business discontinued operations is as follows:

                                                                 1999                1998                   1997
                                                                 ----                ----                   ----
  Sales                                                    $   18,993,330          34,125,769            44,953,834
  Expenses                                                    (22,023,905)        (38,048,479)          (46,180,644)
  Loss before income tax benefit                               (3,030,575)         (3,922,710)           (1,226,810)
  Income tax benefit                                                  --            1,391,389               247,611
                                                           ---------------        ------------          ------------
  Loss from operations of discontinued operations          $   (3,030,575)         (2,531,321)             (979,199)
                                                           ===============        ============          ============

                                               December 31,
                                                             1998
                                                             -----
  Cash                                                 $      689,120
  Accounts receivable                                       3,237,264
  Other assets                                              1,308,152
                                                       ---------------
       Total assets                                    $    5,234,536
                                                       ===============
  Liabilities                                          $    6,078,036
  Accumulated deficit                                        (843,500)
                                                       ---------------
       Total liabilities and deficit                   $    5,234,536
                                                       ---------------

(4)      PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:


                                                                                                 December 31,
                                                                Estimated                        ------------
                                                                useful life                 1999                  1998
                                                                -----------                 ----                  ----
Communications system                                           2-5 years               $ 1,151,779         $   979,659
Office furniture and equipment                                  1-7 years                   423,082             396,688
Leasehold improvements                                          Lease term                  134,558             105,098
                                                                                        -----------         -----------
Total property and equipment                                                              1,709,419           1,481,445
Accumulated depreciation and amortization                                                  (791,848)            (441,952)
                                                                                        -----------         -----------
Property and equipment, net                                                             $   917,571         $ 1,039,493
                                                                                        ===========         ===========

         The Company recognized total depreciation expense of $714,000, $737,000 and $632,000 for 1999, 1998 and 1997, respectively. Depreciation expense for continuing operations was $372,000, $254,000 and $65,000 for the same periods.

(5)      STOCKHOLDERS' EQUITY

         COMMON STOCK SUBJECT TO PUT OPTION

         In 1996, approximately 482,000 shares of common stock were sold to officers of the Company at $1.50 per share. Upon the termination of the recipient's employment, such shares could be put or called at a price of $1.50 per share plus the earnings per share or minus the losses per share of the Company from the period July 1, 1996 to the end of the month prior to the date of notification of termination of employment by the employee or the Company. As of December 31, 1999 all put/call rights had been rescinded.

                                                                                      Shares           Amount
                                                                                      ------           ------
Sale of common shares subject to put                                                 482,400         $ 723,600
Increase in share value subject to put charged to expense                                 --           172,400
                                                                                    --------         ---------
Balance, December 31, 1996                                                           482,400           896,000
Decrease in share value subject to put recorded
    as a reduction to expense                                                             --          (172,400)
Vested shares no longer subject to put                                               (96,480)         (144,720)
                                                                                    --------         ---------
Balance, December 31, 1997                                                           385,920           578,880
Vested shares no longer subject to put                                               (48,187)          (72,281)
Called shares subject to put                                                        (225,155)         (337,732)
                                                                                    --------         ---------
Balance, December 31, 1998                                                           112,578           168,867

Vested shares no longer subject to put                                               (37,527)          (56,290)
Cancellation of put/call rights                                                      (75,051)         (112,577)
                                                                                    --------         ---------
Balance, December 31, 1999                                                                --         $      --
                                                                                    ========         =========

         ISSUANCE AND CONVERSION OF PREFERRED STOCK

         The Series A Convertible Preferred Stock ("Series A Stock") is convertible, on a one-to-one basis, into shares of the Company's common stock. During 1998, a total of 60,000 shares of the Series A Stock was converted to 60,000 shares of the NetLojix common stock.

         On April 13, 1999, the Company sold 1,500 shares of its newly-designated Series B Convertible Preferred Stock (the "Series B Stock") to three private investors for $1,500,000. The Series B Convertible Preferred Stock was convertible into common stock at the option of the Series B investors at any time. The conversion price was the lesser of $6.875 or 89% of the closing bid price for the Company's common stock at the time of conversion. All of the shares of the Series B Stock were converted into an aggregate of 804,328 shares of NetLojix common stock during 1999.

         The Company also issued the Series B Investors warrants to purchase up to 20,000 shares of Common Stock at a price of $8.60 per share. The warrants may be exercised beginning September 30, 1999, and terminate on March 31, 2002. During 1999, 9,328 of such warrants were cancelled.

         The Company paid Trinity Capital Advisors, Inc. $60,000 as compensation for financial advisory services in connection with the placement of the Series B Stock.

         EQUITY LINE AGREEMENT

         On April 23, 1999, the Company entered into an equity line of credit agreement with Cambois Finance, Inc., through which the Company may sell or "put" NetLojix common stock to Cambois Finance, Inc. subject to the satisfaction of several conditions. The equity line agreement provides for Cambois Finance to purchase up to $13,500,000 of NetLojix common stock, subject to the Company filing and maintaining an effective registration statement, trading price and volume minimums, and limits on the amount and frequency on sales of common stock under the line. The Company filed the registration statement, which was declared effective by the Securities and Exchange Commission on August 25, 1999. As of December 31, 1999, the Company had put a total of 1,066,725 shares of its common stock to Cambois Finance for $2,000,000 pursuant to the equity line agreement. The equity line agreement provides that, without a vote of the Company's common stockholders, the Company may not issue more than 2,103,939 shares of common stock in the aggregate to Cambois Finance, Inc. under the equity line, which number of shares is equal to 19.96% of the outstanding shares of the Company's common stock on the date of the equity line agreement. As a result, as of December 31, 1999, the Company could sell up to an additional 1,037,214 shares to Cambois Finance, Inc. In order to issue shares in excess of that amount under the equity line agreement, the Company would have to register additional shares with the Securities and Exchange Commission, as well as obtain stockholder approval.

         The Company issued 3,000 shares of Common Stock to Trinity Capital Advisors, Inc. as compensation for financial advisory services in connection with the transactions as set forth in the Private Equity Line.

         COMMON STOCK REPURCHASES/RELINQUISHMENTS

         In December 1998, the Company retired all of its then outstanding treasury stock, which consisted of 2,201,601 shares.

         During February 1999, the Company purchased 11,075 shares of its common stock at prices ranging from $5.875 to $7.41 in the open market pursuant to the Company's 1999 GO Plan. The 1999 GO Plan was established to provide the Company's employees with cash bonuses for up to four years to promote longevity of employment. For four consecutive years starting in February 2000, the Company will sell 25% of the shares held under the 1999 GO Plan and distribute the proceeds as cash bonuses to the employees who were employed at both the date of the establishment of the 1999 GO Plan and at the date of distribution.

         During 1999, the former majority stockholder of RLI relinquished 176,262 shares of the Company's common stock to the Company in accordance with two separate legal settlements related to disputes concerning the purchase of RLI. These shares were originally issued in connection with the purchase of RLI. Of these shares, 140,000 shares are held as treasury stock while 36,262 shares were subsequently canceled and retired. The value of the shares relinquished was recorded as an adjustment to goodwill.

         PREFERRED STOCK DIVIDENDS

         As a result of issuance of the Series B preferred stock, the Company was required to account for the benefit of the conversion feature in a manner similar to a preferred stock dividend equal to the difference between the market price of the Company's common stock at the date the Company committed to issue the Series B stock and the conversion price, times the number of common shares issuable upon conversion. The effect of these preferred stock dividends on earnings per share was recognized ratably over the period to the earliest conversion date (90 days from date of issuance). During 1999, the Company included preferred dividends related to the conversion feature on Series B stock of $256,593 in the calculation of earnings per share.

         On January 31, 1999 and July 31, 1999, the Company declared and paid in cash semi-annual dividends of $23,632 each to the holders of the Company's Series A convertible preferred stock.

         On September 30, 1999, the Company declared and paid in cash quarterly dividends of $7,350 to the holders of the Company's Series B preferred stock.

         STOCK OPTION GRANTS

         NETLOJIX OPTIONS--Prior to the Share Exchange, NetLojix adopted a 1997 Incentive Stock Option Plan (the "NetLojix 1997 Plan") for option grants to officers and key employees. The NetLojix 1997 Plan authorizes grants of options to purchase up to 250,000 shares of authorized but unissued common stock and 125,000 shares of restricted common stock. Stock options are to be granted with an exercise price greater than or equal to the stock's fair market value at the date of grant. Options generally vest 25% after one year and 25% each year thereafter until fully vested. Such options typically expire after ten years. As of December 31, 1999, 57,585 options had been exercised and 120,938 options were outstanding. In addition, NetLojix had other options which had been granted prior to the adoption of the NetLojix 1997 Plan. After the Share Exchange all outstanding options became obligations of the Company. As of December 31, 1999, all options granted prior to the adoption of the NetLojix 1997 Plan had expired.

         On January 1, 1998, the Company granted options to purchase 75,000 shares of the Company's common stock at an exercise price of $1.50 per share. On March 1, 1998, the Company granted options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.50 per share. These options become exercisable based on qualified billings to long distance customers generated by the optionees from the respective dates of grant through December 31, 2000. As of December 31, 1999, and in connection with the sale of Matrix Telecom, all grants under these agreements had been cancelled except for 26,657 options left outstanding with an expiration date of December 31, 2002.

         On February 24, 1998, the Company's Board of Directors approved a grant of a total of 120,000 shares of restricted common stock to two board members pursuant to the NetLojix 1997 Plan. The restricted stock provisions will lapse over four years or fully lapse in the event of death or permanent disability of the grantees. During 1998, one of the board members resigned from the board and his 60,000 shares were vested immediately. As of December 31, 1999, only those 60,000 shares of restricted common stock are vested.

         During 1998, the Company adopted the 1998 Stock Incentive Plan (the "NetLojix 1998 Plan"), which provides for the issuance of up to 1,500,000 shares of NetLojix common stock pursuant to stock options and issuances of restricted stock, as well as for the grant of stock appreciation rights. Stock options are to be granted with an exercise price greater than or equal to the stock's fair market value at the date of grant. Options generally vest 25% after one year and 25% each year thereafter until fully vested. Such options typically expire after ten years. As of December 31, 1999, the Company had granted options to purchase 1,040,500 shares and granted 20,000 shares of restricted stock under the NetLojix 1998 Plan. Exercise prices range from $1.875 to $5.625 per share. Options to purchase 998,000 shares were outstanding as of December 31, 1999.

         During 1999 the Company granted nonstatutory stock options to three board members to purchase a total of 75,000 shares of the Company's common stock at exercise prices ranging from $4.625 to $4.88 (average exercise price of $4.82 per share), which was equivalent to the fair market value of the stock at the respective dates of grant. The stock options vest at a rate of 50% per year over two years and were granted pursuant to the NetLojix 1998 Plan.

         During 1999, the Company granted incentive stock options to four officers to purchase a total of 350,000 shares of the Company's common stock at exercise prices ranging from $4.88 to $5.625 (average exercise price of $4.99 per share) which was equivalent to the fair market value of the stock at the respective dates of grant. The options vest at a rate of 25% per year over four years and were granted pursuant to the NetLojix 1998 Plan.

          The Company also granted incentive stock options to various non-executive managers and employees to purchase a total of 100,000 shares of the Company's common stock at exercise prices ranging from $1.875 to $4.15 (average exercise price of $3.51 per share) which was equivalent to the fair market value of the stock at date of grant. The options vest at a rate of 25% per year over four years and were granted pursuant to the NetLojix 1998 Plan.

         MATRIX TELECOM OPTIONS--Prior to the Share Exchange, the Board of Directors of Matrix Telecom approved stock options for certain officers and employees. Stock option transactions of Matrix Telecom are included in the table below. At the time of the Share Exchange, Matrix Telecom had 22,338 options outstanding to purchase its common stock. In connection with the Share Exchange, the Company reissued these stock options and they vested immediately. These reissued options expire in December 2002.

         The Company applies APB Opinion No. 25 in accounting for the NetLojix 1997 Plan, NetLojix 1998 Plan and the Matrix Telecom options discussed above; accordingly, no compensation cost has been recognized in the financial statements for stock options issued to employees. For stock options granted to non-employees, the Company accounts for such options in accordance with the requirements of SFAS No. 123. Had the Company determined compensation cost based on the fair value at the grant date for stock options issued to employees under SFAS No. 123, the Company's financial statements would have reflected the following amounts:

                                                                   1999               1998                1997
                                                                   ----               ----                ----
Additional compensation expense                               $   621,467             63,671                --
Pro forma net loss from continuing operations                  (5,568,865)        (3,334,668)         (9,212,521)
Pro forma net loss from continuing operations per
    common share                                                    (0.54)             (0.35)              (1.11)

         Compensation cost for 1999 and 1998 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 50% and 30%, respectively; risk-free interest rate of 6.0% for all years; expected life of 10.0 and 9.0 years, respectively; and no expected dividend yield for any year.

         BEST CONNECTIONS OPTIONS--As discussed in Note 2, as a result of the Matrix Telecom combination with Best, Matrix Telecom assumed the obligation to issue stock options to Best's agents under Best's 1997 Option Plan. Effective as of the date of combination, July 1, 1997, 1,292,000 options to purchase common shares at $1.50 per share were granted to Best agents, which resulted in aggregate commission expense of approximately $762,000 over the vesting period. The agents' options became exercisable based on qualified billings of long distance customers generated by the agents during six month measurement periods. After the Share Exchange such options became obligations of the Company. As of December 31, 1999, all 1,292,000 options have vested and 410,002 have been exercised under the Plan. The Company recorded expenses totaling approximately $381,000, $132,000 and $249,000 related to such options based on qualified billings for 1999, 1998 and 1997, respectively. These amounts are included in loss from discontinued operations. The options will expire on May 22, 2000.

         The per share weighted average fair value of stock options granted on July 1, 1997 was $.59 on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 30%, risk-free interest rate of 6.0%, and an expected life of 3.5 years.

         OPTIONS SUMMARY-Stock option activity is as follows:

                                                                                     Weighted Average
                                                                                     ----------------
                                                                                 Exercise        Grant-date
                                                               Options             Price         Fair Value
                                                               -------           --------        ----------
  Outstanding as of December 31, 1995                             53,607           $ 2.24
      Canceled                                                   (31,269)            2.24
                                                               ---------
  Outstanding as of December 31, 1996                             22,338             2.24
    NetLojix options outstanding at time of Share Exchange       255,109             4.52
    Granted                                                    1,539,500             1.50           $ 0.61
    Exercised                                                    (15,000)            3.50
                                                               ---------
  Outstanding as of December 31, 1997                          1,801,947             1.78
    Granted                                                    1,024,500             3.31             2.63
    Expired                                                      (46,750)            1.54
    Forfeited                                                   (106,999)            1.91
    Exercised                                                   (353,327)            1.81
                                                               ---------
  Outstanding as of December 31, 1998                          2,319,371             2.45
    Granted                                                      553,000             4.55             3.02
    Expired                                                      (11,111)            2.40
    Canceled                                                    (515,852)            3.21
    Exercised                                                   (295,477)            1.63
                                                               ---------
  Outstanding as of December 31, 1999                          2,049,931             2.94
                                                               =========

         The per share weighted average grant-date fair value for options granted during 1999, 1998 and 1997 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 50% for 1999 and 30% for 1998 and 1997; risk-free interest rate of 6.0% for all years; expected life of 9.3, 8.4 and 3.7 years, respectively; and no expected dividend yield for any year.

          Total expense recorded for stock based awards during 1999, 1998 and 1997 was $560,725, $477,148 and $748,884, respectively. Total expense associated with continuing operations for stock based awards was $156,551, $372,917 and $0 for the same periods.

         The following table summarizes certain information about the Company's stock options at December 31, 1999.

                                              Options Outstanding                               Options Exercisable
                                -----------------------------------------------         ---------------------------------

                                                   Weighted
                                                    Average           Weighted                                Weighted
                                                   Remaining           Average           Number of            Average
         Range of               Number of         Contractual         Exercise            Options             Exercise
      Exercise Prices            Options             Life               Price           Exercisable            Price
      ---------------            -------             ----               -----           -----------            -----
       $ 1.50 - 2.25                  981,993      1.0 years           $ 1.54               930,993            $ 1.52
         2.38 - 3.30                  247,250      8.2 years             2.96                83,625              3.02
         4.00 - 6.00                  806,826      8.6 years             4.51               103,701              4.00
        8.00 - 12.00                   13,862      6.7 years            10.73                13,862             10.73
                                    ---------                                             ---------
                                    2,049,931      4.9 years             2.94             1,132,181              1.97
                                    =========                                             =========

(6)      FEDERAL AND STATE INCOME TAXES

         The provision for income taxes allocated to continuing operations consisted of the following:

                                                                       1999               1998              1997
                                                                       ----               ----              ----
Current tax expense (benefit):
    Federal                                                      $        --                  --         (24,430)
    State and local                                                       --                  --          (4,311)
                                                                       -----          ----------        --------
                                                                          --                  --         (28,741)
                                                                       -----          ----------        --------
Deferred tax expense (benefit):
    Federal                                                               --            (135,190)             --
                                                                       -----          ----------        --------
Continuing operations                                            $        --            (135,190)        (28,741)
                                                                       =====          ===========       =========
Discontinued operations                                          $        --          (1,391,389)       (247,611)
                                                                       =====          ===========       =========

         Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss from continuing operations before income taxes as a result of the following:

                                                                      1999                1998                1997
                                                                      ----                ----                ----
Computed "expected" tax expense (benefit)                        $ (1,682,115)         (1,158,104)         (3,142,029)
State and local taxes, net of federal income tax effect              (183,054)            (79,814)            (27,359)
Other permanent items                                                (144,812)             22,539           3,093,522
Losses not providing tax benefit                                    2,046,753           1,270,810             160,686
Other                                                                 (36,772)           (190,621)           (113,561)
                                                                   ----------          ----------          -----------
                                                                 $         --            (135,190)            (28,741)
                                                                   ==========          ==========          ===========

         Deferred income taxes as of December 31, 1999 and 1998 reflect the impact of temporary differences between financial statement carrying amounts and tax bases of assets and liabilities. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the net deferred tax assets at December 31, 1999 and 1998 are presented below:

                                                                          December 31
                                                                          -----------

                                                                     1999              1998
                                                                     ----              ----
    Deferred tax assets
        Net operating loss carryforwards                          $ 3,918,385         3,133,874
        Compensation related items                                    416,350           480,137
        Contingent liabilities and other                              450,353           268,340
                                                                  -----------        ----------
        Gross deferred tax asset                                    4,785,088         3,882,351
        Less valuation allowance                                   (4,428,328)       (3,418,198)
                                                                  -----------        ----------
             Net deferred tax asset                                   356,760           464,153
                                                                  -----------        ----------
    Deferred tax liabilities:

        Customer base intangible                                     (342,537)         (464,153)
        Other                                                         (14,223)                -
                                                                  -----------        ----------
             Net deferred tax asset                               $         -                 -
                                                                  ===========        ==========

         The valuation allowance for deferred tax assets increased $1,010,130, $2,233,529 and $1,184,669 during 1999, 1998 and 1997, respectively.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prior taxes paid in making this assessment. Based upon its evaluation of these factors, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance, at December 31, 1999. At December 31, 1999, the Company has net operating loss carryforwards for federal tax purposes of approximately $8,956,000 which are available on a limited basis to offset future federal taxable income, if any, through 2019. When realized, approximately $3,000,000 of such benefit will first be utilized to reduce intangible assets recorded in the reverse acquisition of AvTel by Matrix Telecom and the acquisition on Remote Lojix.

(7)      RELATED PARTY TRANSACTIONS

         The Company has had transactions in the normal course of business with various companies who are affiliated with shareholders of the Company. Pacific Gateway Exchange, Inc. ("PGE") has provided the Company with significant domestic and international transmission services. As of January 1, 1998, PGE was no longer affiliated with the Company. During 1998, a director and several significant holders of the Company's common stock divested themselves of a substantial portion of their holdings of PGE common stock; they have advised the Company that they no longer could be deemed to be in control of PGE. A significant number of the Company's employees were leased from United Group Service Center, an affiliate, which provides such services to a number of affiliated companies. This lease agreement was terminated on December 31, 1998, at which time these individuals became employees of the Company. The Company provides long distance and data network service to a number of affiliated companies. Balances with affiliates related to operating activities are settled monthly. In addition, the Company has made both interest bearing and non-interest bearing advances to affiliated companies.

         Due from affiliates consists of the following:

                                                                                       1999             1998
                                                                                       ----             ----
UICI Administrators (long distance services)                                        $  572,101         580,155
Interactive Media Works (IMW) (long distance services)                                     786           6,214
Core Marketing (long distance services)                                                 94,397          82,695
AMLI Management Co. (long distance services)                                            32,730          10,695
Other receivables from various affiliates                                               15,443          93,908
                                                                                    ----------         -------
                                                                                    $  715,457         773,667
                                                                                    ==========         =======

         Significant services and transactions incurred in the normal course of operations with affiliated companies are summarized as follows:

                                                                            1999              1998              1997
                                                                            ----              ----              ----
Revenues include the following:
  Continuing operations
      Long distance revenues from affiliates:
        UGA, UICI, IMW, Core Marketing, and AMLI                        $ 4,741,709         4,592,040         3,351,375
  Discontinued operations

      U.S. Telco-billing and collection services, customer service
        and accounting services                                                  --                --           200,370
                                                                        -----------         ---------        ----------
                                                                        $ 4,741,709         4,592,040         3,551,745
                                                                        ===========         =========        ==========

Cost of revenues includes the following:
  Discontinued operations
      Network transmission services-PGE (not an affiliate in 1999
        and 1998)                                                       $        --                --        15,917,688
                                                                        ===========         =========        ==========

Selling, general and administrative expenses include the following:
  Continuing operations
      Expenses incurred for leasing employees from United Group
         Service Center                                                 $        --           826,051           624,206
       Overhead expenses reimbursed to/from UGA  divisions                   20,555            30,468            13,181
                                                                        -----------         ---------        ----------
                                                                             20,555           856,519           637,387
                                                                        -----------         ---------        ----------
  Discontinued operations
       Expenses paid on behalf of PGE (not considered and
         affiliate   in 1999 and 1998) for access services, for
         which the Company was reimbursed                                        --                --         3,534,154
       Expenses incurred for leasing employees from United Group
         Service Center                                                          --         4,755,377         3,771,614
       Sales commissions to affiliates:
         Core Marketing, UICI, UGA, Best Connections and AMLI                30,937           140,187           990,533
       Overhead expenses reimbursed to UGA/from divisions                    51,770           211,342            97,580
       Core Marketing-casual mailings and telemarketing                      19,668            21,425           603,742
                                                                        -----------         ---------        ----------
                                                                            102,375         5,128,331          8,997,623
                                                                        -----------         ---------        ----------
                                                                        $   122,930         5,984,850         9,635,010
                                                                        ===========         =========        ==========

         During 1997, the Company loaned $2,000,000 to an affiliated company, Core Marketing, LLC. Of such amount, $201,000 was repaid in 1997 and the remainder was repaid in 1998.

         In July 1998, the Company purchased notes receivable from one of the Company's significant shareholders at a discount. The notes receivable evidenced loans made by the significant shareholder in 1996 to Matrix Telecom employees to finance their purchases of Matrix Telecom common stock (which was subsequently converted to shares of the Company's common stock). Each of the employees who delivered a note receivable also entered into a Buyback Agreement dated October 6, 1996 (the "Buyback Agreement"), pursuant to which the Company has the option (but no obligation) to repurchase a portion of such employee's stock upon the termination of his or her employment. The original notes, plus accrued interest, at the date of purchase by the Company were $573,000. The Company purchased these notes for $435,000.

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

(8)      LOSS PER COMMON SHARE

         Loss per common share for the years ended December 31, 1999, 1998 and 1997 is as follows:

Loss from continuing operations per share -

                                                               1999               1998               1997
                                                               ----               ----               ----
           Numerator:
            Net loss                                     $   (4,947,398)      (3,270,997)         (9,212,521)
            Preferred dividends                                 303,857           47,264               5,540
                                                         --------------       ----------          ----------
            Loss applicable to common shareholders       $   (5,251,255)      (3,318,261)         (9,218,061)
                                                             ==========       ==========          ==========

           Denominator:
            Weighted average number  of common
               shares used in basic and diluted
               loss per common share                         10,794,584        9,633,474           8,267,296
                                                             ==========       ==========          ==========

           Basic and diluted loss per common share   $            (0.49)           (0.35)              (1.11)
                                                             ==========       ==========          ==========

Discontinued operations
   Loss from operations per share -

                                                               1999               1998               1997
                                                               ----               ----               ----
           Numerator:
            Net loss                                     $   (3,030,575)      (2,531,321)           (979,199)
                                                             ==========       ==========          ==========
           Denominator:

                                                               1999               1998               1997
                                                               ----               ----               ----
           Weighted average number of common
             shares used in basic and diluted loss
             per common share                                10,794,584        9,633,474           8,267,296
                                                             ==========       ==========          ==========

           Basic and diluted loss  per common share      $        (0.28)           (0.26)              (0.12)
                                                             ==========       ==========          ==========

   Gain on disposition per share -

                                                               1999               1998               1997
                                                               ----               ----               ----
           Numerator:
            Net income                                   $    5,780,238               --                  --
                                                             ==========       ==========          ==========

           Denominator:
            Weighted average number of common
             shares used in basic and diluted loss
             per common share                                10,794,584               --                  --
                                                             ==========       ==========          ==========

           Basic and diluted income  per common
             share                                       $         0.54               --                  --
                                                             ==========       ==========          ==========

   Income (loss) from discontinued operations per share -

                                                               1999               1998               1997
                                                               ----               ----               ----
           Numerator:
            Net income (loss)                            $    2,749,663       (2,531,321)           (979,199)
                                                             ==========       ==========          ==========

           Denominator:
           Weighted average number  of common
             shares used  in basic and diluted
             loss per common share                           10,794,584        9,633,474           8,267,296
                                                             ==========       ==========          ==========

           Basic  and  diluted  income  (loss)  per
             common share                                $         0.26            (0.26)              (0.12)
                                                             ==========       ==========          ==========

Net loss per share -

                                                               1999               1998               1997
                                                               ----               ----               ----
           Numerator:
            Net loss                                     $   (2,197,735)      (5,802,318)        (10,191,720)
            Preferred dividends                                 303,857           47,264               5,540
                                                         --------------       ----------         -----------
            Loss applicable to common shareholders       $   (2,501,592)      (5,849,582)        (10,197,260)
                                                             ==========       ==========          ==========
           Denominator:

                  NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (FORMERLY AVTEL COMMUNICATIONS, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997

           Weighted average number of common
             shares used in basic and diluted loss
             per common share                               10,794,584      9,633,474      8,267,296
                                                            ==========      =========      =========
           Basic and diluted net loss per common
             share                                      $        (0.23)         (0.61)         (1.23)
                                                            ==========      =========      =========

         There are 2,049,931, 2,319,371 and 1,801,947 potential common shares excluded from the diluted loss per common share calculation for 1999, 1998 and 1997, respectively, because the effect is determined to be antidilutive.

(9)      LEASING ACTIVITIES

         The Company leases office space and various equipment under operating leases expiring in various years through 2005. In the normal course of business, operating leases are generally renewed or replaced by other leases. Total rental expense was $829,000 in 1999, $546,000 in 1998, and $259,000 in 1997. Rental
expense associated with continuing operations was $652,000, $319,000, and $54,000 in the same periods. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1999 are: 2000 - $631,000; 2001 - $636,000; 2002 - $484,000;
2003 - $188,000; and 2004 - $50,000.

(10)     REVOLVING LINE OF CREDIT

         In 1998, the Company entered into a Loan and Security Agreement with Coast Business Credit, which provides for an asset-based revolving credit line with a floating interest rate of prime plus 2%. As a result of the sale of Matrix Telecom, NetLojix was released by Coast Business Credit and received an indemnity from Platinum from any claims or liabilities relating to borrowings secured by the assets of Matrix Telecom. As of December 31, 1999, no borrowings were outstanding under the credit line and approximately $348,000 was available for future borrowings.

         In March, 2000 the Loan and Security Agreement was restructured. (see Note 13)

(11)     SEGMENT REPORTING

         The Company's primary business segments are Network Connectivity, Technical Support Services and Application Development and Hosting. The segmentation is based on the types of services provided. All of the Company's services are targeted toward mid-sized businesses.

         The network connectivity segment includes services that are point-to-point connections of voice or data traffic. The Company provides traditional long distance services, calling card, dedicated voice and data access and numerous Internet service options. Telecommunications product offerings include dedicated or leased lines, switched long distance, frame relay, ASM, calling cards, and "1-800" services. Internet product offerings within the network connectivity segment include dial-up access, DSL, dedicated access and cable access. This segment includes the Internet connectivity portion of the Company's Southern California based ISP.

         Technical support services encompasses a broad array of technical support services and solutions including system integration, desktop and network support, asset management and help desk solutions. Services provided include

                  NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (FORMERLY AVTEL COMMUNICATIONS, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997

flat-fee maintenance contracts, prepaid time block retainers, help desk management contracts, LAN installations, warranty repairs and a small amount of hardware sales.

         The applications development and web hosting services segment includes producing, designing, and programming creative multimedia applications that can be produced as a web application or a stand alone application as well as web hosting services.

         The Company measures its performance based on revenues, gross margin, net income or loss and earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income or cash flows from operations, as a measure of performance.

         The results for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                         1999
                                                                         ----
                                                                                       Application
                                                      Network         IT Support       Development
                                                   Connectivity        Services        and Hosting       Overhead            Total
                                                   ------------        --------        -----------       --------            -----
Revenues                                 $          9,572,259           5,264,709        2,027,315              --       16,864,283
Gross margin                                        4,305,064           1,895,356        1,280,545              --        7,480,965
Selling, general and
  administration                                    3,298,814           2,760,844          843,381       4,445,626       11,348,665

Depreciation and amortization                         194,100             372,100           47,724         408,283        1,022,207
Interest expense                                      (26,223)            (52,635)          (1,692)             --          (80,550)
Other income (expense)                                   (545)             19,504            4,100              --           23,059
                                                   ------------        ----------      -----------       ---------       ----------
Income (loss) before discontinued
  operations                             $            785,382          (1,270,719)         391,848      (4,853,909)      (4,947,398)
Discontinued operations                                 --                 --                --                 --        2,749,663
                                                   ------------        ----------      -----------       ---------       ----------
Net income (loss)                        $            785,382          (1,270,719)         391,848      (4,853,909)      (2,197,735)
                                                   ============        ==========      ===========       =========        =========
EBITDA                                   $          1,005,705            (845,984)         441,264      (4,445,626)        (474,866)
Total assets                             $          5,066,055           5,128,691          656,094         105,581       10,956,421

                                                                         1998
                                                                         ----
                                                                                       Application
                                                      Network         IT Support       Development
                                                   Connectivity        Services        and Hosting       Overhead            Total
                                                   ------------        --------        -----------       --------            -----
Revenues                                 $          7,996,910           1,010,736          880,083              --        9,887,729
Gross margin                                        3,058,413             399,276          761,082              --        4,218,771
Selling, general and
  administration                                    3,159,190             579,493          727,063       2,608,460        7,074,206

Depreciation and amortization                         194,629              25,795           35,658         355,829          611,911
Interest expense                                      (27,084)             (1,353)          (2,741)             --          (31,178)
Other income (expense)                                 77,287                  --           15,050              --           92,337
Income tax benefit                                    135,190                  --               --              --          135,190
                                                   ------------        ----------      -----------       ---------       ----------
Income (loss) before discontinued
  operations                             $           (110,013)           (207,365)          10,670      (2,964,289)      (3,270,997)

                  NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (FORMERLY AVTEL COMMUNICATIONS, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997

Discontinued operations                                    --                 --              --                --      (2,531,321)
                                                   ------------        ----------      -----------       ---------       ----------
Net income (loss)                                    (110,013)           (207,365)          10,670      (2,964,289)     (5,802,318)
                                                   ============        ==========      ===========       =========       =========
EBITDA                                               (111,700)           (180,217)          49,069      (2,608,460)     (6,135,325)
Total assets                                        5,102,175           5,429,829          132,348          60,466      10,724,818

                                                                         1997
                                                                         ----
                                                                                       Application
                                                      Network         IT Support       Development
                                                   Connectivity        Services        and Hosting       Overhead           Total
                                                   ------------        --------        -----------       --------           -----
Revenues                                 $          6,390,427                 --            44,819             --         6,435,246
Gross margin                                        1,533,448                 --            39,603             --         1,573,051
Selling, general and
  administration                                      736,690                 --            20,543       10,012,816      10,770,049

Depreciation and amortization                          13,511                 --             2,525           62,227          78,263
Interest expense                                       (2,911)                --              (309)              --          (3,220)
Other income (expense)                                 37,040                 --               179               --          37,219
Income tax benefit                                     28,741                 --                --               --          28,741
                                                   ------------        ----------      -----------       ---------       ----------
Income (loss) before discontinued
  operations                             $            846,117                 --            16,405      (10,075,043)     (9,212,521)
Discontinued operations                                   --                  --                --               --        (979,199)
                                                   ------------        ----------      -----------       ---------       ----------
Net income (loss)                        $            846,117                 --            16,405      (10,075,043)    (10,191,720)
                                                   ============        ==========      ===========       =========        =========
EBITDA                                   $            833,798                 --            19,239      (10,012,816)     (9,776,524)
Total assets                             $          4,054,025                 --           182,246          500,000       4,736,271

(12)     CONTINGENCIES

         The Company is a defendant in a class action lawsuit under the federal securities laws (IN RE AVTEL SECURITIES LITIGATION, Case No. 98-9236) currently pending in the United States District Court of the Central District of California. This litigation is alleging securities fraud as it relates to an unusual upsurge in the Company's stock price and trading volume on November 12, 1998 when trading in the Company's stock was halted by Nasdaq. This matter is still in the early stages of litigation. The plaintiffs filed a consolidated amended complaint on March 15, 1999. Discovery is under way, with trial scheduled for February 2001. The Company believes that these claims are without merit and intends to defend vigorously this litigation. However, it is not possible at this time for the Company to predict with certainty the outcome of this litigation.

         In connection with the sale of Matrix Telecom (see Note 2), the amount of the purchase price is subject to reduction based upon a comparison of Matrix Telecom's adjusted stockholders' equity on August 31, 1999, to adjusted stockholders' equity on May 31, 1999. Platinum has indicated that it materially disagrees with NetLojix's calculation of the reduction. If the parties are unable to resolve the matter, the calculation will be submitted to an independent firm of accountants chosen by the parties for final resolution. If the dispute is determined in Platinum's favor the amount of the long distance credits would be reduced below the amount calculated by the Company. If the amount exceeds the total of the unused amount of long distance credit plus the Internet service customer base payment, then the Company would be required to pay Platinum such excess in cash.

         The Company presently has other contingent liabilities relating to various lawsuits and other matters related

                  NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (FORMERLY AVTEL COMMUNICATIONS, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997


to the conduct of its business. On the basis of information furnished by counsel and others, management believes these contingencies upon resolution will not materially affect the financial condition or results of operations of the Company.

(13)     SUBSEQUENT EVENTS

         During January 2000, the Company purchased 11,830 shares of its common stock for $36,794 in the open market pursuant to the Company's 2000 GO Plan. The 2000 GO Plan was established to provide the Company's employees with cash bonuses for up to four years to promote longevity of employment. For four consecutive years starting in February 2001, the Company will sell 25% of the shares held under the 2000 GO Plan and distribute the proceeds as cash bonuses to the employees who were employed at both the date of the establishment of the 2000 GO Plan and at the date of distribution.

         In January 2000, the Company entered into a negotiated contractual agreement for switching and transmission facilities committing the Company to $720,000 minimum usage through January 2003. The Company expects to sign an additional agreement with another supplier in April 2000 for switching and transmission facilities committing the Company to $5,250,000 minimum usage for the life of the contract through March 2002.

         In January, 2000, the Company granted an additional 840,500 options at an exercise price of $3.28 pursuant to the NetLojix 1998 Plan. Of these options, 380,500 are contingent upon shareholder approval of an amendment to the NetLojix 1998 Plan to increase the number of shares reserved for issuance under the plan.

         In January, 2000, the Company retained a major investment banking firm to act as the Company's financial advisor and investment banker. As compensation for investment banking services the Company has agreed to pay $25,000 plus 100,000 warrants to purchase common stock of the Company at an exercise price of $3.28 with a term of five years. In addition, the Company has agreed to compensate the investment banking firm for any financing transactions facilitated by them in the form of a placement fee which will be equal to 5% of the gross proceeds raised from the sale of equity securities plus warrants equal to 3.5% of the shares sold in the transaction at an exercise price of 120% of the price per share of the common stock purchased. A merger fee equal to 3% of the aggregate consideration of the completed transaction will apply if the Company enters into an acquisition transaction involving the ownership of the Company whereby the Company's existing shareholders own less than 50% of the equity of the surviving entity. This relationship is effective until August 31, 2000, automatically renewing for successive months until terminated in writing by either the Company or the investment banking firm. Either the Company or the investment banking firm can terminate this relationship on 90 days written notice.

         In March 2000, the Company sold 375,000 shares of its common stock at $4.00 per share to a private investor, for total proceeds of $1,500,000. The terms of the transaction include 75,000 warrants at an exercise price of $5.25 per share with a three year expiration period and certain registration rights.

         In March, 2000, the Company restructured the secured credit facility with Coast Business Credit. Under the restructured line of credit, the Company may borrow up to 75% of eligible receivables (as defined) up to a total amount of $3,000,000. The percentage may be increased to 80% of eligible receivables if the Company reaches certain operational targets. In addition, the line of credit may be used to provide a facility for issuing letters of credit. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% (10.5% at December 31, 1999). Borrowings under the credit facility are secured by substantially all of the Company's assets. Currently, no amount is outstanding under the credit facility.

                 NETLOJIX COMMUNICATIONS, INC., AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                    Balance at                                             Balance
                                                    beginning of                                           At end
                                                    period           Additions          Deductions        of period
                                                    ------           ---------          ----------        ---------
Allowance for doubtful accounts and other
    provisions - years ended:
         December 31, 1999                     $        249,000       296,000 (a)       255,000  (b)        290,000
                                                        =======       =======           =======             =======
         December 31, 1998                     $        156,000       384,000 (a)       291,000  (b)        249,000
                                                        =======       =======           =======             =======
         December 31, 1997                     $        104,000       256,000 (a)       204,000  (b)        156,000
                                                        =======       =======           =======             =======
Valuation allowance for deferred tax asset:
         December 31, 1999                     $      3,418,000     1,010,000 (c)            --           4,428,000
                                                      =========     =========           =======           =========
         December 31, 1998                     $      1,185,000     2,233,000 (c)            --           3,418,000
                                                      =========     =========           =======           =========
         December 31, 1997                     $             --     1,185,000 (c)            --           1,185,000
                                                      =========     =========           =======           =========

(a) Charged to selling, general and administration expense.
(b) Amounts written off.
(c) Recognized as a component of deferred tax assets.

                                INDEX TO EXHIBITS

Number                               Exhibit
------                               -------
2.1            Acquisition Agreement, dated as of August 30, 1996, by and among
               Hi-Tiger International, Inc., a Utah corporation, NetLojix
               Communications, Inc., a Utah corporation, and NetLojix Holdings,
               Inc., a California corporation. (Incorporated by reference to
               Exhibit A to Registrant's Information Statement on
               Schedule 14C dated October 2, 1996, File No. 0-27580).

2.2            Amendment No. 1 to Acquisition Agreement, dated as of October 22,  1996, among
               Hi-Tiger International, Inc., NetLojix Communications, Inc., a Utah corporation, and NetLojix Holdings, Inc., (Incorporated by reference to Exhibit 2.2 to
               Registrant's Current Report on Form 8-K dated October 23, 1996, File No. 0-27580).

2.3            Stock Exchange Agreement, dated as of April 29, 1997, by and between the Registrant and Matrix Telecom, Inc. (Incorporated by
               reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated
               April 30, 1997, File No. 0-27580).

2.4            Amendment to Stock Exchange Agreement, dated as of August 25, 1997, by and between the Registrant and Matrix Telecom, Inc. (Incorporated by reference to
               Exhibit 2 to Registrant's Current Report on Form 8-K dated August 25, 1997).

2.5 Agreement and Plan of Merger, dated as of October 3, 1997, between NetLojix Communications, Inc., a Delaware corporation and NetLojix Communications, Inc., a Utah corporation. (Incorporated by reference to Exhibit 2.7 to Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1997).

2.6            Stock Purchase Agreement, dated as of July 22, 1998, among the
               Registrant and the shareholders of Remote Lojix/PCSI, Inc.
               (Incorporated by reference to Exhibit 2.6 to Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1998,
               File No. 0-27580).

2.7            First Amendment to Stock Purchase Agreement, dated as of August
               18, 1998, among the Registrant and the shareholders of Remote




               Lojix/PCSI, Inc. (Incorporated by reference to Exhibit 2.7 to
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-27580).

2.8            Earnout Agreement, dated as of October 30, 1998, among the
               Registrant and certain shareholders of Remote Lojix/PCSI, Inc.
               (Incorporated by reference to Exhibit 2.8 to Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1998,
               File No. 0-27580).

2.9            Stock Purchase Agreement dated August 31, 1999, among AvTel Communications, Inc.,
               Matrix Telecom, Inc. and Energy TRACS Acquisition Corp. (Incorporated by
               reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated
               September 8, 1999).

2.10           First Amendment to Stock Purchase Agreement dated as of September 16, 1999, among
               NetLojix Communications, Matrix Telecom, Inc. and Matrix Acquisition Holdings
               Corp. (Incorporated by reference to Exhibit 2.2 to Registrant's Current Report on
               Form 8-K dated December 8, 1999)

3.1            Certificate of Incorporation of the Registrant. (Incorporated by reference to
               Exhibit 3.1 to Registrant's Annual Report on Form 10-KSB for the year ended
               September 30, 1997, File No. 0-27580).

3.2            By laws of the Registrant. (Incorporated by reference to Exhibit
               3.2 to Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1997, File No. 0-27580).

10.1 Rights Agreements dated October 23, 1996, between the Registrant and holders of the Registrant's Series A Convertible Preferred
               Stock. (Incorporated by reference to Exhibit 4.2 to Registrant's
               Current Report on Form 8-K dated October 23, 1996,
               File No. 0-27580).

10.2           1997 Stock Incentive Plan. (Incorporated by reference to Exhibit A to the
               Registrant's definitive Proxy Statement on Schedule 14A dated January 8,1997,
               File No. 0-27580).

10.3           1998 Stock Incentive Plan. (Incorporated by reference to Exhibit
               A to Registrant's definitive Proxy Statement on Schedule 14A dated April 28, 1998, File No. 0-27580).

10.4           Amended 1998 Stock Incentive Plan.




10.5           New Best Connections, Inc. Amended and Restated 1997 Option Plan. (Incorporated
               by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-8
               dated May 22, 1998, File No. 333-53435).

10.6           First Amendment to New Best Connections, Inc. Amended and Restated 1997 Option
               Plan (Incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1998, File No. 0-27580).

10.7 Registration Rights and Lockup Agreement dated December 1, 1997, between the Registrant and Matrix Telecom, Inc., on behalf of the stockholders of Matrix, (Incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated December 1, 1997,
               File No. 0-27580).

10.8           Triple Net Real Property Lease (Multi-Tenant Building) dated as of February 16, 1998, by and between Bath Street Partners, a
               California limited partnership and the Registrant. (Incorporated by reference to Exhibit 10.8 to Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1997, File No. 0-27580).

10.9           Loan and Security Agreement dated October 2, 1998, among Registrant, Matrix
               Telecom, Inc. and Coast Business Credit. (Incorporated by reference to Exhibit
               10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1998, File No. 0-27580).

10.10 Convertible Preferred Stock and Warrants Purchase Agreement dated as of April 5, 1999, among Registrant, AMRO International, S.A.,
               Austinvest Anstalt Balzers, and Esquire Trade & Finance Inc.
               (Incorporated by reference to Exhibit 10.13 to Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1998,
               File No. 0-27580).

10.11          Registration Rights Agreement dated as of April 5, 1999, among
               Registrant, AMRO International, S.A., Austinvest Anstalt Balzers, and Esquire Trade & Finance Inc. (Incorporated by reference to
               Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-27580).

10.12          Stock Purchase Warrants granted by Registrant to AMRO International, S.A.,
               Austinvest Anstalt Balzers, and Esquire Trade & Finance Inc. as of April 5, 1999.
               (Incorporated by reference to




               Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-27580).

10.13          Private Equity Line of Credit Agreement dated as of April 23, 1999, between the
               Registrant and Cambois Finance, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 3, 1999, File No. 0-27580).

10.14          Registration Rights Agreement dated as of April 23, 1999, between the Registrant and Cambois Finance, Inc.(Incorporated by
               reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K
               dated May 3, 1999, File No. 0-27580).

10.15          Stock Purchase Warrants granted by Registrant to Kaufman Bros., L.P. as of
               January 10, 2000.

10.16          Common Stock and Warrants Purchase Agreement dated as of March 2, 2000, between between Registrant and AMRO International, S.A.

10.17          Registration Rights Agreement dated as of March 2, 2000, between Registrant and
               AMRO International, S.A.

10.18          Stock Purchase Warrants granted by Registrant to AMRO International, S.A. as of
               March 3, 2000.

10.19          Letter agreement between Registrant and Coast Business Credit regarding restructuring of Loan and Security Agreement.

21             List of Subsidiaries

23             Consent of KPMG LLP

27.1           Financial Data Schedule - Year Ended December 31, 1999

27.2           Restated Financial Data Schedule - Year Ended December 31, 1998

27.3           Restated Financial Data Schedule - Year Ended December 31, 1997