Form 10-Q
period 2000-03-31
NETLOJIX COMMUNICATIONS INC
filed 2000-05-15
CIK 1005974

                    SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ---------
                                  FORM 10-Q
                                  ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 5, 2000, there were 13,399,300 shares of the Registrant's Common Stock, par value $0.01 per share, issued and outstanding, excluding treasury stock.

                          NETLOJIX COMMUNICATIONS, INC.
                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                             PAGE
                                                                             ----

Part I.         FINANCIAL INFORMATION

       Item 1.  Financial Statements
                Condensed Consolidated Balance Sheets as of March 31,
                  2000 (Unaudited) and December 31, 1999                       3
                Condensed Consolidated Statements of Operations for
                  the Three Month Periods Ended March 31, 2000 and
                  1999 (Unaudited)                                             4
                Condensed Consolidated Statements of Cash Flows for
                  Three Month Periods Ended March 31, 2000 and 1999
                  (Unaudited)                                                  5
                Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                  6

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         13

       Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                        19


PART II.        OTHER INFORMATION

       Item 1.  Legal Proceedings                                             19

       Item 2.  Changes in Securities and Use of Proceeds                     20

       Item 6.  Exhibits and Reports on Form 8-K                              21


Signature Page                                                                21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          March 31,                December 31,
                                                                                            2000                       1999
                                                                                            ----                       ----
                                                                                        (Unaudited)
                        ASSETS
                        ------
CURRENT ASSETS
      Cash and cash equivalents                                                        $   1,218,465                  1,134,625
      Accounts receivable, net                                                             3,120,929                  2,471,941
      Due from affiliates                                                                    522,663                    715,457
      Other current assets                                                                 1,115,089                    982,387
                                                                                       -------------                 ----------
                                 Total current assets                                      5,977,146                  5,304,410
Property and equipment, net                                                                  991,378                    917,571
Goodwill, net                                                                              3,734,969                  3,802,307
Other assets, net                                                                          1,042,183                    932,133
                                                                                       -------------                 ----------
                                 Total assets                                          $  11,745,676                 10,956,421
                                                                                       =============                 ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES
      Accounts payable and other accrued expenses                                      $   3,418,885                  2,317,587
      Accrued network service costs                                                          424,369                    874,830
      Sales and excise tax payable                                                           147,327                    118,503
      Unearned revenue                                                                       877,228                    990,699
      Other current liabilities                                                              349,049                    355,609
                                                                                       -------------                 ----------
                                 Total current liabilities                                 5,216,858                  4,657,228

Long term debt                                                                                     -                          -
                                                                                       -------------                 ----------
                                 Total liabilities                                         5,216,858                  4,657,228
                                                                                       =============                 ==========

STOCKHOLDERS' EQUITY
      Preferred stock, authorized 750,000 shares, $0.01 par value                                  -                          -
      Series A convertible preferred stock, authorized 250,000 shares,
        $0.01 par value, cumulative as to 8% dividends, 147,700 shares issued and outstanding. (Liquidation preference of $704,032
        including dividends in arrears.)                                                       1,477                      1,477

      Common stock, authorized 20,000,000 shares, $0.01 par value, issued
        13,495,375 and 12,562,741 shares at March 31, 2000 and
        December 31, 1999 respectively.                                                      134,953                    125,627
      Additional paid in capital                                                          26,405,862                 23,650,546
      Accumulated deficit                                                                (20,011,845)               (17,476,946)
      Treasury stock, $0.01 par value, 162,905 at March 31, 2000 and 151,075
        at December 31, 1999.                                                                 (1,629)                    (1,511)
                                                                                       -------------                 ----------
                                 Total stockholders' equity                                6,528,818                  6,299,193
Commitments and contingencies                                                                      -                          -
                                                                                       -------------                 ----------
                                 Total liabilities and stockholders' equity            $  11,745,676                 10,956,421
                                                                                       =============                 ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          PERIODS ENDED MARCH 31,
                                  (unaudited)


                                                                                     2000                        1999
                                                                                     ----                        ----
REVENUES                                                                       $     5,303,876                 3,701,420

COST OF REVENUES                                                                     3,131,635                 2,245,568
                                                                               ---------------                ----------
GROSS MARGIN                                                                         2,172,241                 1,455,852

Operating expenses
      Selling, general and administrative                                            3,427,945                 2,704,576
      Litigation settlement costs                                                      998,121                         -
      Depreciation and amortization                                                    252,959                   272,324
                                                                               ---------------                ----------
         Total operating expenses                                                    4,679,025                 2,976,900
                                                                               ---------------                ----------
OPERATING LOSS                                                                      (2,506,784)               (1,521,048)

Interest expense                                                                        (1,583)                  (50,513)
Other income (expense), net                                                             (2,899)                    7,044
                                                                               ---------------                ----------
Loss from continuing operations
      before income taxes                                                           (2,511,266)               (1,564,517)

Income tax benefit                                                                           -                         -
                                                                               ---------------                ----------
Loss from continuing operations                                                     (2,511,266)               (1,564,517)

Loss from  operations of discontinued
      residential long-distance business                                                     -                (1,501,614)

                                                                               ---------------                ----------
Income (loss) from discontinued operations                                                   -                (1,501,614)
                                                                               ---------------                ----------
NET  LOSS                                                                      $    (2,511,266)               (3,066,131)
                                                                               ===============                ==========
Loss from continuing operations
      per common share - basic and diluted                                     $         (0.20)                    (0.15)

Income (loss) from discontinued operations
      per common share - basic and diluted                                                   -                     (0.14)
                                                                               ---------------                ----------
Net loss per common share - basic and diluted                                  $         (0.20)                    (0.29)
                                                                               ===============                ==========
Weighted average number of
      common shares - basic and diluted                                             12,834,129                10,482,416
                                                                               ===============                ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                NETLOJIX COMMINICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            PERIODS ENDED MARCH 31,
                                   (unaudited)


                                                                                  2000                 1999
                                                                                  ----                 ----
CASH FLOWS FORM OPERATING ACTIVITIES:
  Net loss from continuing operations                                         $(2,511,266)           (1,564,517)
  Adjustments to reconcile net loss from continuing operations to cash used by continuing operating activities
     Depreciation and amortization                                                252,959               272,324
     Issuance of warrants for professional services                               215,712                     -
     Provision for bad debts                                                       34,336                63,178
     Stock compensation earned                                                     44,891                81,356
     Changes in certain operating assets and liabilities:
       Accounts receivable                                                       (683,324)              (32,185)
        Due from affiliates                                                       192,794               604,870
        Other current assets                                                     (104,668)             (112,793)
        Accounts payable and accrued liabilities                                  605,031              (785,347)
        Due to affiliate                                                                -                     -
                                                                              -----------            ----------
     Cash used by continuing operating activities                              (1,953,535)           (1,473,114)
     Cash provided by discontinued operating activities                                 -               165,516
                                                                              -----------            ----------
     Cash used by operating activities                                         (1,953,535)           (1,307,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                            (177,512)              (28,693)
  Additions to property and equipment - discontinued operations                         -              (172,894)
  Payments received on loans to officers                                           30,015                     -
  Cash paid in acquisitions                                                       (25,000)                    -
  Proceeds from sale of property and equipment - discontinued operations                -                 1,050
                                                                               -----------            ----------
    Cash used by investing activities                                             (172,497)             (200,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital leases                                            (45,401)              (10,892)
  Cash proceeds from exercise of options                                          860,552               222,071
  Sale of common stock                                                          1,471,549                     -
  Preferred stock dividend payments                                               (23,632)              (23,632)
  Costs associated with issuance of common stock                                  (15,649)
  Borrowings on line of credit - discontinued operations                                -             9,716,886
  Amounts paid on line of credit - discontinued operations                              -            (8,641,318)
  Purchase of common stock for treasury                                           (37,547)              (77,400)
                                                                               -----------            ----------
    Cash provided by financing activities                                       2,209,872             1,185,715
                                                                              -----------            ----------
    Net increase (decrease) in cash and cash equivalents                           83,840              (322,420)

Cash and cash equivalent at beginning of period for continuing
 and discontinued operations                                                    1,134,625               911,179
                                                                              -----------            ----------
Cash and cash equivalents at end of period for continuing and
 discontinued operations (see Note 3)                                         $ 1,218,465           $   588,759
                                                                              ===========           ===========
Cash paid (received) during the period:
  Interest - continuing operations                                            $     1,583               (50,513)
                                                                              ===========           ===========
Non cash investing and financing activities:
  Common stock issued for acquisition                                         $   195,000           $         -
                                                                              ===========           ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                  NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                             March 31, 2000 and 1999


(1) BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of NetLojix Communications, Inc. and Subsidiaries (the "Company") as of March 31, 2000 and 1999 and for the three month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

       On November 30, 1999 the Company sold its wholly-owned subsidiary, Matrix Telecom, Inc. Matrix Telecom represented all of the Company's residential long distance business. As a result of the Company's decision to exit the residential long distance business, the Company's condensed consolidated financial statements as of March 31, 1999 and for the three month period then ended have been restated to reflect the Company's residential long distance business as a discontinued operation.

         On September 15, 1999, the Company changed its name to NetLojix Communications, Inc. from AvTel Communications, Inc. This name change was effected by the short-form merger of a wholly-owned subsidiary with and into the Company.


(2) EARNINGS PER COMMON SHARE

         Earnings per common share for the three month periods ended March 31, 2000 and 1999 are as follows:


Loss on continuing                                                   Three Months
  operations per share -                                            Ended March 31,
                                                              2000                   1999
                                                              ----                   ----
Numerator:
 Net loss                                                 $ (2,511,266)            (1,564,517)
 Preferred dividends                                            23,632                 11,816
                                                          ------------            -----------
   Loss applicable to common
   shareholders                                           $ (2,534,898)            (1,576,333)
                                                          ============            ===========

Denominator:
 Weighted average number of common
 shares used in basic and diluted
 loss per common share
                                                            12,834,129             10,482,416
                                                          ============            ===========



Basic and diluted loss per common share
                                                          $      (0.20)                 (0.15)
                                                          ============            ===========



Loss from discontinued                                               Three Months
  operations per share -                                            Ended March 31,
                                                              2000                   1999
                                                              ----                   ----
Numerator:
 Net loss                                                           --             (1,501,614)
                                                          ------------            ===========

Denominator:
 Weighted average number of common
 shares used in basic and diluted
 loss per common share

                                                                    --             10,482,416
                                                          ------------            ===========

Basic and diluted loss per common
 share                                                    $         --                  (0.14)
                                                          ------------            ===========


                                                                     Three Months
Net loss per share -                                                Ended March 31,
                                                              2000                   1999
                                                              ----                   ----
Numerator:
 Net loss                                                 $ (2,511,266)            (3,066,131)
 Preferred dividends                                            23,632                 11,816
                                                          ------------            -----------
 Loss applicable to common
 shareholders                                             $ (2,534,898)            (3,077,947)
                                                          ============            ===========

Denominator:
 Weighted average number of common
 shares used in basic and diluted
 loss per common share                                      12,834,129             10,482,416
                                                          ============            ===========

Basic and diluted loss per common
share                                                     $      (0.20)                 (0.29)
                                                          ============            ===========

         As of March 31, 2000, there are 2,537,797 potential common shares excluded from the diluted per common share calculation because the effect is determined to be antidilutive.


(3) LITIGATION SETTLEMENT

         On April 19, 2000, the Company reached an agreement in principle to settle all outstanding claims under the class action lawsuit pending against NetLojix and certain of its officers. The agreement is subject to finalization and execution of a definitive settlement agreement, passage of a class member notification period and final approval by the court. Under the terms of the settlement, the Company will issue 232,000 shares of common stock and warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $8.00 per share with a term of 2 years. In addition, the Company will be required to pay $150,000 in administrative costs and other expenses. While the Company continues to believe it has strong defenses against the lawsuit, considering the ongoing costs of defending the lawsuit in terms of management time and legal fees as well as the uncertainty associated with a jury trial, the Company believes the settlement is fair and equitable. During the three month period ended March 31, 2000, the Company recorded a charge against earnings of $998,000 and a liability relating to the expected settlement.


(4) STOCKHOLDERS' EQUITY


         COMMON STOCK TRANSACTIONS

                On March 3, 2000 the Company raised net proceeds of $1,471,549 through a private placement of 375,000 shares of common stock at $4.00 per share. The purchaser was AMRO International, S.A., an entity organized under the laws of Panama. In connection with the placement, the Company also granted AMRO warrants to purchase up to 75,000 shares of common stock at a price of $5.25 per share. The Company is required to file a registration statement to register the public resale of these shares by AMRO by May 28, 2000. The Company is required to use its best efforts to have the registration declared effective. The Company is subject to significant monetary penalties if the registration statement is not declared effective within 90 days after the date it is filed.

                During January 2000, the Company purchased 11,830 shares of its common stock for $37,547 in the open market pursuant to the Company's 2000 GO Plan. The 2000 GO Plan was established to provide the Company's employees with cash bonuses for up to four years to promote longevity of employment. For four consecutive years starting in February 2001, the Company will sell 25% of the shares held under the 2000 GO Plan and distribute the proceeds as cash bonuses to the employees who were employed at both the date of the establishment of the 2000 GO Plan and at the date of distribution.

                Under the New Best Connections, Inc. Amended and Restated 1997 Option Plan, in 1997 the Company issued stock options to purchase 1,292,000 shares of common stock at $1.50 per share to certain distributors and agents of Matrix Telecom, Inc. The options were originally granted to facilitate the marketing of residential long distance services. Pursuant to the terms of the option grant, the options became fully vested upon the sale of Matrix Telecom, Inc. in November 1999 and expire on May 22, 2000. The Company recorded commission expense over the vesting period of the option grant totaling $762,000 prior to December 31, 1999. As a consequence of the May 22, 2000 expiration date, 485,858 options were exercised during the three month period ended March 31, 2000. The Company realized proceeds from the option exercises of $728,787. As of March 31, 2000 there are 396,140 vested options that are unexcercised.

                  On March 24, 2000, the Company acquired substantially all the assets of a privately-held Santa Barbara web and internet development and consulting company. NetLojix issued 30,000 shares of common stock and paid $25,000 for the assets, including accounts receivables, work-in-process and customer lists. The fair value of the asset purchase was approximately $220,000.

         ISSUANCE OF COMMON STOCK WARRANTS

                In January, 2000, the Company retained a major investment banking firm to act as the Company's financial advisor and investment banker. As compensation for investment banking services the Company has agreed to pay $25,000 plus 100,000 warrants to purchase common stock of the Company at an exercise price of $3.28 with a term of five years. Using the Black-Scholes pricing model, the fair value of the warrants was estimated to be $215,712 which was recorded as an expense during the three month period ended March 31, 2000.


         PREFERRED STOCK DIVIDENDS

                On January 31, 2000 the Company declared and paid in cash semi-annual dividends of $23,632 to the holders of the Company's Series A convertible preferred stock.

         STOCK OPTION GRANTS

                In January 2000, the Company granted an additional 840,500 options at an exercise price of $3.28 pursuant to the NetLojix 1998 Stock Incentive Plan. Of these options, 380,500 are contingent upon shareholder approval of an amendment to the plan to increase the number of shares reserved for issuance under the plan.


(5) AMENDMENT TO SECURED CREDIT FACILITY

         In March 2000, the Company reached an agreement in principle to amend the secured credit facility with Coast Business Credit. Under the amended line of credit, the Company may borrow up to 75% of eligible receivables (as defined) up to a total amount of $3,000,000. The percentage may be increased to 80% of eligible receivables if the Company reaches certain operational targets. In addition, the line of credit may be used to provide a facility for issuing letters of credit. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% (11.0% at March 31, 2000). Borrowings under the credit facility are secured by substantially all of the Company's assets. Currently, no amount is outstanding under the credit facility.


(6) DISCONTINUED OPERATIONS

         On November 30, 1999 the Company sold its wholly-owned subsidiary, Matrix Telecom, Inc. Matrix Telecom represented all of the Company's residential long distance business. As a result of the Company's decision to exit the residential long distance business, the Company's condensed consolidated financial statements as of March 31, 1999 and for the three month period then ended has been restated to reflect the Company's residential long distance business as a discontinued operation.

         Selected financial information for the residential long distance business discontinued operations are as follows:


                                                   Three months ended
                                                       March 31,
                                                         1999
                                                         ----
           Sales                                      $ 5,620,994
           Expenses                                    (7,122,608)
                                                      -----------
           Loss before income tax
             benefit                                   (1,501,614)
           Tax benefit
           Loss from discontinued
             operations                               $(1,501,614)
                                                      ===========

(7) SEGMENT REPORTING

         The Company's primary business segments are network connectivity, technical support services and application development and hosting. The segmentation is based on the types of services provided. All of the Company's services are targeted toward mid-sized businesses.

         The network connectivity segment includes services that are wide area network connections for internet, data or voice traffic. The Company provides traditional long distance services, calling card, dedicated voice and data access and numerous Internet service options. Telecommunications product offerings include dedicated or leased lines, switched long distance, frame relay, ASM, calling cards, and "1-800" services. Internet product offerings within the network connectivity segment include dial-up access, DSL, dedicated access and cable access. This segment includes the Internet connectivity portion of the Company's Southern California based ISP.

         Technical support services encompasses a broad array of technical support services and solutions including system integration, desktop and network support, asset management and help desk solutions. Services provided include flat-fee maintenance contracts, prepaid time block retainers, help desk management contracts, LAN installations, warranty repairs and a small amount of hardware sales.

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

         The results for the three months ended March 31, 2000 and 1999 are as follows:


                                                                           THREE MONTHS ENDED MARCH 31, 2000
                                                                           ---------------------------------
                                                                                                  APPLICATIONS
                                                              NETWORK           TECHNICAL         DEVELOPMENT
                                                            CONNECTIVITY         SUPPORT            AND WEB
                                                              SERVICES           SERVICE            HOSTING           TOTAL
                                                              --------           -------            -------           -----
Revenues                                                    $  3,122,718         1,418,691          762,467          5,303,876
Gross margin                                                   1,071,686           581,750          518,805          2,172,241
Selling, general & administration                              2,038,347           965,701          423,897          3,427,945
Depreciation & amortization                                      155,864            88,774            8,321            252,959
Interest expense                                                 (1,388)                 -             (195)            (1,583)
Other expense                                                    (1,520)              (972)            (407)            (2,899)

Loss from continuing operations before corporate
litigation settlement                                       $(1,125,433)          (473,697)          85,985         (1,513,145)
                                                            ===========          =========          =======

Discontinued operations                                                                                                     --
Corporate litigation settlement                                                                                       (998,121)
Net loss                                                    $                                                       (2,511,266)
                                                                                                                    ===========


EBITDA                                                      $  (968,181)          (384,923)          94,501
                                                            ===========          =========          =======
Total assets                                                $ 6,173,677          4,659,433          912,566          11,745,676
                                                            ===========          =========          =======         ==========


                                                                           THREE MONTHS ENDED MARCH 31, 1999
                                                                           ---------------------------------
                                                                                                  APPLICATIONS
                                                              NETWORK           TECHNICAL         DEVELOPMENT
                                                            CONNECTIVITY         SUPPORT            AND WEB
                                                              SERVICES           SERVICE            HOSTING           TOTAL
                                                              --------           -------            -------           -----
Revenues                                                    $  2,202,250        1,208,278             290,892         3,701,420
Gross margin                                                     929,449          373,412             152,991         1,455,852
Selling, general & administration                              1,472,295        1,000,040             232,241         2,704,576
Depreciation & amortization                                      136,996          122,600              12,728           272,324
Interest expense                                                 (8,423)          (40,812)             (1,278)          (50,513)
Other income (expense)                                           (6,306)           10,000               3,350             7,044

Loss from continuing operations                             $  (694,571)         (780,040)            (89,906)       (1,564,517)
                                                            ===========         =========             =======

Discontinued operations                                     $                                                        (1,501,614)
                                                                                                                     ----------
Net loss                                                    $                                                        (3,066,131)
                                                                                                                     ==========

EBITDA                                                      $  (549,152)          (616,628)          (75,900)
                                                            ===========          =========          ========

Total assets of continuing operations                       $ 6,831,355          2,833,481           292,033          9,956,869
                                                            ===========          =========          ========         ==========

Total assets of discontinued operations                     $                                                         3,066,721

Total assets                                                $                                                        13,023,590
                                                                                                                     ==========

(8) Commitments and Contingencies


         On March 15, 2000 the Company entered into an agreement for switching and transmission facilities. Under the terms of the agreement, the Company is committed to monthly minimum usage of $250,000 per month commencing April, 2000 through March, 2002 or an aggregate minimum usage of $5,250,000 for the life of the contract.

         In connection with the sale of Matrix Telecom, the amount of the purchase price received by the Company is subject to reduction based upon a comparison of Matrix Telecom's adjusted stockholders' equity on August 31, 1999, to adjusted stockholders' equity on May 31, 1999. The purchaser has indicated that it materially disagrees with NetLojix's calculation of the reduction. If the parties are unable to resolve the matter, the calculation will be submitted to an independent firm of accountants chosen by the parties for final resolution. If the dispute is determined in the purchaser's favor the amount of the long distance credits would be reduced below the amount calculated by the Company. If the amount exceeds the total of the unused amount of long distance credit, then the Company would be required to pay the purchaser such excess in cash. Such payments, if any, would reduce the amount of gain from the sale and would be recorded as a charge to earnings when the settlement is reached.

         In January 2000, the Company retained a major investment banking firm to act as the Company's financial advisor and investment banker. The Company has agreed to compensate the investment banking firm for any financing transactions facilitated by them in the form of a placement fee which will be equal to 5% of the gross proceeds raised from the sale of equity securities plus warrants equal to 3.5% of the shares sold in the transaction at an exercise price of 120% of the price per share of the common stock purchased. A merger fee equal to 3% of the aggregate consideration of the completed transaction will apply if the Company enters into an acquisition transaction involving the ownership of the Company whereby the Company's existing shareholders own less than 50% of the equity of the surviving entity. This relationship is effective until August 31, 2000, automatically renewing for successive months until terminated in writing by either the Company or the investment banking firm. Either the Company or the investment banking firm can terminate this relationship on 90 days written notice.


(9) SUBSEQUENT EVENTS

         On April 4, 2000, the Company announced that it had entered into a letter of intent to acquire Twisted Pair/BT Services Inc., a privately-held telecommunications interconnect company that provides computer and integrated PBX network design, integration and service for mid-size businesses in Northern California (principally in the San Francisco Bay area). Unaudited revenues for Twisted Pair for the year ended March 31, 2000, were approximately $4 million. The letter of intent contemplates that NetLojix would acquire all of the outstanding common stock of Twisted Pair for 450,000 shares of NetLojix common stock, $200,000 in cash and the assumption of existing obligations. The closing of the transaction is subject to the execution of a definitive agreement between the parties, approval by the Board of Directors and by the board and shareholders of Twisted Pair, the renegotiation of Twisted Pair's obligations to certain shareholders, the satisfactory completion of due diligence, and other conditions. The transaction is expected to close in the second or third quarter of 2000.

         On April 19, 2000, the Company announced that it had entered into a letter of intent to acquire onShore, Inc., a privately-held data services company that provides system integration, technical support, and web-centric applications development services for mid-size businesses in the Chicago metropolitan area. Unaudited revenues for the year ended December 31, 1999 were approximately $3.8 million. The letter of intent contemplates that NetLojix would acquire all of the outstanding common stock of onShore in exchange for 1,500,000 shares of NetLojix common stock. The closing of the transaction is subject to the execution of a definitive agreement between the parties, approval by the Board of Directors and the board and shareholders of onShore, the satisfactory completion of due diligence, and other conditions. The transaction is expected to close late in the second quarter of 2000 or early in the third quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS DOCUMENT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING WITHOUT LIMITATION STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS AND OUTCOMES COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING THOSE DESCRIBED HEREIN AND THOSE SET FORTH IN THE RISK FACTORS DESCRIBED IN ITEM 1 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

         The following discussion and analysis should be read in connection with the unaudited condensed consolidated financial statements for the three month periods ended March 31, 2000 and 1999 of the Registrant and related notes included elsewhere in this report and the consolidated financial statements and related management discussion and analysis included in the Registrant's Annual Report on Form 10-K, for the year ended December 31, 1999.


OVERVIEW

         NetLojix Communications, Inc., formerly AvTel Communications, Inc. (the "Company") is an eBusiness enabler providing advanced Internet, data, and voice connectivity, technical support and application hosting services to the mid-size business market. We are a single-source provider of enterprise network solutions integrating our complete portfolio of broadband connectivity; applications development and hosting; and system integration and maintenance. Our offices and support teams provide design, implementation and management of wide area networks (WANs), local area networks (LANs) and electronic commerce or "eBusiness" solutions, including frame relay, digital subscriber line (DSL), Internet -based virtual private networks (iVPN), voice products transported via the Internet Protocol (VOIP) and Internet access. We offer these services on a stand-alone basis or bundled as part of a total solution. On September 15, 1999, the Company changed its name to NetLojix Communications, Inc. from AvTel Communications, Inc. This name change was effected by the short-form merger of a wholly-owned subsidiary with and into the Company.


DESCRIPTION OF REVENUE SEGMENTS

         The Company's operations are divided into three segments: network connectivity, technical support and application development and hosting. The segmentation of the Company is how we manage the day-to-day operations of our business and is based on the types of services we provide. All of our services are targeted toward small to mid-sized businesses.

FINANCIAL INFORMATION PRESENTATION

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

         In August, 1999 we decided to exit the residential long distance business and focus exclusively on business customers. As of August 1999, Matrix Telecom was engaged in the residential long distance telephone business and represented all of the Company's business in this segment. Consequently, effective with the execution of a definitive agreement (the measurement date), the residential long distance operations of Matrix Telecom have been reflected as a discontinued operation in the consolidated financial statements. All prior year financial information has been restated to conform to the discontinued operations presentation.


RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999.

Revenues

         Revenues from continuing operations for the three months ended March 31, 2000 were $5.3 million, an increase of 43.3% or $1.6 million from $3.7 million for the three months ended March 31, 1999.

         Network connectivity services revenues, increased $0.9 million to $3.1 million for the three months ended March 31, 2000 from $2.2 million for the three months ended March 31, 1999. Within the network connectivity services segment, data and voice services accounted for $0.7 million of the increase with the balance of the increase attributable to internet services. Data and voice services increased 47.6% from the comparable quarter in 1999 as the Company significantly expanded its sales of dedicated connectivity services during 2000. Billable revenue minutes for switched traffic increased to 19.1 million from
15.3 million, an increase of 24.8%.

         Internet connectivity services revenues increased 31.0% to $1.0 million. Demand for Internet connectivity in the central California area continues to be strong with customer attrition rates running below industry averages at about 1.5% per month. The increase in revenues is attributable to dedicated Internet access products which include frame relay, cable, ISDN and DSL. We believe that demand for broadband Internet access products will continue to be strong. We have upgraded our product offerings through partnerships and alliances with major vendors so that we can continue to increase our focus on broadband products.


         Technical support services revenues were $1.4 million for the three months ended March 31, 2000, an increase of 17.4% over the comparable quarter in 1999. During the current quarter, the company realized increased revenues from its help desk solution offerings and the cross marketing of technical support services to network connectivity customers. IT support services include systems integration, service contract, retainer contracts and help desk outsourcing. The Company has recently integrated the technical support service offerings into total enterprise wide solution in each of its operating regions nationally.

         Application development and hosting services revenues increased to $0.8 million for the three months ended March 31, 2000 from $0.3 million for the comparable quarter in 1999, a 162.1% increase. The increase is primarily attributable to the application development group. During the current quarter, the Company realized several revenue recognition milestones on two large application development projects. Subsequent to March 31, 2000, one of the projects was terminated prior to completion.


Gross Margin

         Gross margin on continuing operations as a percentage of revenues increased to 41.0% for the three months ended March 31, 2000 from 39.3% for the three months ended March 31, 1999. Gross margin from continuing operations increased $0.7 million to $2.2 million for the three months ended March 31, 2000 from $1.5 million for the three months ended March 31, 1999.

         Network connectivity services gross margin as a percent of revenue decreased to 34.3% for the three months ended March 31, 2000 from 42.2% for the three months ended March 31, 1999. Within the network connectivity services segment, data and voice gross margins averaged 17.7% vs. 21.4% in the comparable quarter in 1999. The decline in gross margins was primarily due to competitive price pressures.

         Gross margins for Internet services continues to be strong averaging 73.5% during the three months ended March 31, 2000 vs. 81.1% for the comparable 1999 quarter. The decrease from 1999 is primarily attributable to increased network costs relating to high-speed connectivity. We have increased capacity for these services and are currently able to increase customers with minimal additional network costs.

         Technical support services gross margins averaged 41.0% during the quarter ended March 31, 2000 compared to 30.9% for the comparable quarter in 1999. Gross margins in the technical service segment were improved as our management of technical resource allocation and productivity increased. We were also able to raise certain retail pricing as demand for IT professional services increased. However, salary expense for high demand technicians will likely continue to increase and put downward pressure on margins. While we may be able to increase retail pricing to offset salary increases, competitive pressures may require us to absorb some of the additional costs.

         Application development and web hosting gross margins were 68.0% during 2000 compared to 52.6% for the comparable quarter in 1999. The increase in gross margin is due primarily to several high margin contracts reaching revenue milestones in the quarter. Gross margins for applications development projects are negotiated on a project-by-project basis and tend to fluctuate for each project depending on the total dollar amount, deadline commitments and specialized expertise that may be required for a particular project.


Selling, General, and Administrative Costs

         Selling, general, and administrative costs from continuing operations increased $0.7 million to $3.4 million for the three months ended March 31, 2000 from $2.7 million for the three months ended March 31, 1999. As a percentage of revenues, selling, general and administrative costs decreased to 64.6% for the three months ended March 31, 2000 from 73.1% for the three months ended March 31, 1999.

         Of the increase in selling, general and administrative expenses, $0.2 million is attributable to the non-cash expense associated with warrants issued the Company's investment banker for advisory services. Approximately $0.1 million of the increase is attributable to severance costs. In January 2000, the Company relocated its finance and accounting function to Santa Barbara and paid severance to employees that declined to relocate. Approximately $0.2 million of the increase is due to increased professional service fees, primarily due to legal fees associated with the class action lawsuit and regulatory registration. The remaining increase in cost was associated with expanded sales force and related expenses including general office expense, rent, utilities and travel expenditures.


Settlement Costs

         On April 19, 2000, the Company reached an agreement in principle to settle all outstanding claims under the class action lawsuit pending against NetLojix and certain of its officers. The agreement is subject to finalization and execution of a definitive settlement agreement, passage of a class member notification period and final approval by the court. Under the terms of the settlement, the Company will issue 232,000 shares of common stock and warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $8.00 per share with a term of 2 years. In addition, the Company would be required to pay $150,000 in administrative costs and other expenses. While the Company continues to believe it has strong defenses against the lawsuit, considering the ongoing costs of defending the lawsuit in terms of management time and legal fees as well as the uncertainty associated with a jury trial, the Company believes the settlement is fair and equitable. During the three month period ended March 31, 2000, the Company recorded a charge against earnings of $998,000 and a liability relating to the expected settlement.


Interest Income (expense)

         In January, 2000, the company paid off all indebtedness under the secured borrowing facility and currently has no borrowings outstanding. During the three month period ended March 31, 1999 the Company averaged approximately $0.2 million in outstanding borrowings.

Discontinued operations

         The sale of Matrix Telecom, Inc was completed on November 30, 1999 therefore no discontinued operations were recorded in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the company had cash and cash equivalents of $1.2 million and working capital of $0.8 million. The Company has no debt outstanding as of March 31, 2000 and as of May 10, 2000 there continues to be no outstanding debt. For the three months ended March 31, 2000, the Company reported a net loss from continuing operations of $2.5 million and net cash used in operations of $2.0 million.

         In November 1999 we completed the sale of Matrix Telecom. The purchase price for the Matrix Telecom stock was valued at $6,052,529 which is subject to adjustment based on finalization of a balance sheet for Matrix Telecom, Inc. as of August 31, 1999 and agreement by both parties. We completed the balance sheet, and we have been notified by the purchaser that it materially disagrees with the closing balance sheet that we prepared. We are currently attempting to negotiate a settlement of the balance sheet items in disagreement. If we are unable to resolve the matter, the balance sheet will be submitted to an independent firm of accountants chosen by the parties for final resolution. Any material adjustments, as determined by the independent accountants, will effect the purchase price and the recorded gain. At this time, we believe that the ultimate resolution of the items in dispute will not materially affect the recorded gain.

         Through March 31, 2000 we used $325,000 of the long distance credit received in the sale of Matrix Telecom, Inc. In accordance with the sale agreement, the amount of the long distance credit used may not exceed $100,000 per month. In March, 2000 we discontinued utilizing the long distance credits pending resolution of our outstanding differences. Effective May 1, 2000 we began the process of moving our communications traffic from Matrix Telecom to an alternative carrier.

         In March, 2000, we agreed in principle to amend our secured credit facility with Coast Business Credit. Under the amended line of credit, we may borrow up to 75% of eligible receivables (as defined) up to a total amount of $3.0 million. The percentage may be increased to 80% of eligible receivables if we reach certain operational targets. In addition, the line of credit may be used to provide a facility for issuing letters of credit. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% (11.00% at April 25, 2000). Borrowings under the credit facility are secured by substantially all of our assets. Currently no amount is outstanding under the credit facility.

         On April 23, 1999, we entered into the equity line agreement with Cambois Finance. Under the terms of the equity line agreement, we may sell or put our common stock to Cambois Finance, at our option at any time, subject to the satisfaction of several conditions. The equity line agreement provides for Cambois Finance to purchase up to $13,500,000 of our common stock, subject to our filing and maintaining an effective registration statement, trading price and volume minimums, and limits on the amount and frequency on sales of common stock under the line. As of May 10, 2000, we had sold a total of 1,066,725 shares of common stock to Cambois Finance for total proceeds of $2,000,000.

         On March 3, 2000 we raised $1.5 million through a private placement of 375,000 shares of common stock at $4.00 per share.

         During the three month period ended March 31, 2000, the Company received proceeds of $0.7 million relating to stock option exercises. The option exercises were primarily attributable to stock options granted by the Company in 1997 under the New Best Connections, Inc. Amended and Restated 1997 Option Plan. Under the plan, the Company issued stock options to purchase 1,292,000 shares of common stock at $1.50 per share to certain distributors and agents of Matrix Telecom, Inc. The options were originally granted to facilitate the marketing of residential long distance services. Pursuant to the terms of the option grant, the options became fully vested upon the sale of Matrix Telecom, Inc. and expire on May 22, 2000. The Company recorded commission expense over the vesting period of the option grant totaling $762,000. As a consequence of the May 22, 2000 expiration date, 485,858 options were exercised during the three month period ended March 31, 2000. As of March 31, 2000 there are 396,140 vested options that are unexcercised.

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

         On April 4, 2000, the Company announced that it had entered into a letter of intent to acquire Twisted Pair/BT Services Inc., a privately-held telecommunications interconnect company that provides computer and integrated PBX network design, integration and service for mid-size businesses in Northern California (principally in the San Francisco Bay area). Unaudited revenues for Twisted Pair for the year ended March 31, 2000, were approximately $4 million. The letter of intent contemplates that NetLojix would acquire all of the outstanding common stock of Twisted Pair for 450,000 shares of NetLojix common stock, $200,000 in cash and the assumption of existing obligations. The closing of the transaction is subject to the execution of a definitive agreement between the parties, approval by the Board of Directors and by the board and shareholders of Twisted Pair, the renegotiation of Twisted Pair's obligations to certain shareholders, the satisfactory completion of due diligence, and other conditions. The transaction is expected to close in the second or third quarter of 2000.

         On April 19, 2000, the Company announced that it had entered into a letter of intent to acquire onShore, Inc., a privately-held data services company that provides system integration, technical support, and web-centric applications development services for mid-size businesses in the Chicago metropolitan area. Unaudited revenues for the year ended December 31, 1999 were approximately $3.8 million. The letter of intent contemplates that NetLojix would acquire all of the outstanding common stock of onShore in exchange for 1,500,000 shares of NetLojix common stock. The closing of the transaction is subject to the execution of a definitive agreement between the parties, approval by the Board of Directors and the board and shareholders of onShore, the satisfactory completion of due diligence, and other conditions. The transaction is expected to close late in the second quarter of 2000 or early in the third quarter.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not exposed to material future earnings or cash flow fluctuations, from changes in interest rates on its long-term debt at March 31, 2000. A hypothetical increase of 110 basis points in interest rate (ten percent of the Company's overall borrowing rate) would not result in a material fluctuation in future earnings or cash flow. The Company had not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and is currently not evaluating the future use of such financial instruments.


                         PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         NetLojix is a defendant in a class action under the federal securities laws (IN RE AVTEL SECURITIES LITIGATION, Case No. 98-9236) currently pending in the United States District Court for the Central District of California.

         This litigation is the consolidation of five separate class action suits that were filed against NetLojix and certain of its officers, alleging securities fraud. The plaintiffs are purported investors who purchased shares of NetLojix common stock on November 12, 1998. On that day, the trading price for the common stock on The Nasdaq SmallCap Market rose from $2.125 to $31 per share, with more than 3 million shares trading. The plaintiffs allege that a press release issued by NetLojix on November 12, 1998, announcing the launch of its subsidiaries' DSLink Service for high speed Internet access, and an interview with NetLojix Chief Executive Officer Anthony E. Papa concerning that service, as reported by Bloomberg News, were misleading and defrauded the market for NetLojix's publicly-traded securities.

         The plaintiffs filed a consolidated and amended complaint on March 15, 1999. Discovery has begun, with trial scheduled for February 2001. NetLojix contends that its statements were not misleading.

         On April 19, 2000, NetLojix reached an agreement in principle to settle all outstanding claims under the class action lawsuit with counsel for the plaintiff class. This agreement is subject to finalization and execution of a definitive settlement agreement, passage of a class member notification period and final approval by the court. Under the terms of the settlement, NetLojix will issue 232,000 shares of common stock and warrants to purchase 200,000 shares of common stock at an exercise price of $8.00 per share. The warrants will have a term of 2 years. In addition, NetLojix will pay $150,000 in administrative costs and other expenses. As of March 31, 2000, NetLojix has incurred in excess of $100,000 in legal costs and other expenses and numerous hours of senior management time has been diverted away from the day-to-day operations of NetLojix because of the class action lawsuit. While NetLojix continues to believe it has defenses against the lawsuit, considering the ongoing costs of defending the lawsuit in terms of management time and legal fees as well as the uncertainty associated with a jury trial, NetLojix believes the settlement is fair and equitable. NetLojix recorded a charge against earnings in the first quarter of 2000 of $998,000 relating to the expected settlement.


         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 10, 2000, NetLojix issued 100,000 common stock purchase warrants to Kaufman Bros., L.P. in partial compensation for financial advisory services. No underwriters were used in this transaction and none of such shares were issued publicly. NetLojix relied on the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Kaufman Bros., L.P. is an investment bank, and is believed by NetLojix to possess the requisite level of financial sophistication and experience in order to qualify for such exemptions. NetLojix made available to Kaufman Bros., L.P. all material information with respect to NetLojix. Kaufman Bros., L.P. signed an agreement containing appropriate investment representations and covenants.

         On March 3, 2000, NetLojix issued 375,000 shares of its common stock and 75,000 common stock purchase warrants, which were not registered under the Securities Act, to AMRO International, S.A. No underwriters were used in this transaction and none of such shares were issued publicly. NetLojix relied on the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. AMRO International, S.A. is believed by NetLojix to possess the requisite level of financial sophistication and experience in order to qualify for such exemptions. NetLojix made available to AMRO International, S.A. all material information with respect to NetLojix. AMRO International, S.A. signed a common stock and warrants purchase agreement containing appropriate investment representations and covenants.

         On March 24, 2000, NetLojix issued 30,000 shares of its common stock, which were not registered under the Securities Act, in exchange for substantially all of the assets of Flash Internet, Inc., a privately-held California corporation based in Santa Barbara. No underwriters were used in this transaction and none of such shares were issued publicly. NetLojix relied on the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreement and plan of reorganization entered into among NetLojix, Flash Internet and the sole shareholder of Flash Internet contemplates that Flash Internet will be dissolved and all such shares will be distributed to its sole shareholder. That person is believed by NetLojix to possess the requisite level of financial sophistication and experience in order to qualify for such exemptions. NetLojix made available to Flash Internet and its shareholder all material information with respect to NetLojix. Both Flash Internet and its shareholder signed executed the agreement and plan of reorganization, which contains appropriate investment representations and covenants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           27.1     Financial Data Schedule - Three Months Ended March 31, 2000
           27.2     Restated Financial Data Schedule - Three Months Ended
                    March 31, 1999


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


May 15, 2000

                                 Exhibit Index


Exhibit
Number       Exhibit Description
-------      -------------------

27.1              Financial Data Schedule -Three Months Ended March 31, 2000
27.2              Restated Financial Data Schedule - Three Months Ended
                  March 31, 1999