Form 10-Q
period 2000-06-30
NETLOJIX COMMUNICATIONS INC
filed 2000-08-14
CIK 1005974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of August 4, 2000, there were 13,558,704 shares of the Registrant's Common Stock, par value $0.01 per share, issued and outstanding, excluding treasury stock.

                          NETLOJIX COMMUNICATIONS, INC.
                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
Part I.         FINANCIAL INFORMATION

       Item 1.  Financial Statements
                Condensed Consolidated Balance Sheets as of June 30,
                  2000 (Unaudited) and December 31, 1999                     3
                Condensed Consolidated Statements of Operations for
                  the Three and Six Month Periods Ended June 30, 2000 and
                           1999 (Unaudited)                                  4
                Condensed Consolidated Statements of Cash Flows for
                  Six Month Periods Ended June 30, 2000 and 1999
                           (Unaudited)                                       5
                Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     15

         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                             23


PART II       OTHER INFORMATION

         Item 1.  Legal Proceedings                                         23

         Item 4.  Submission of Matters to a Vote of Security Holders       24

         Item 6.  Exhibits and Reports on Form 8-K                          25


Signature Page                                                              26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,                   December 31,
                                                                                     2000                         1999
                                                                                --------------                 ----------
                                                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                 $    1,275,448                  1,134,625
      Accounts receivable, net                                                       3,708,062                  2,471,941
      Due from affiliates                                                              405,099                    715,457
      Other current assets                                                           1,555,351                    982,387
                                                                                --------------                -----------
                                 Total current assets                                6,943,960                  5,304,410
Property and equipment, net                                                            964,189                    917,571
Goodwill, net                                                                        3,754,371                  3,802,307
Other assets, net                                                                      877,455                    932,133
                                                                                --------------                -----------
                                 Total assets                                   $   12,539,975                 10,956,421
                                                                                ==============                 ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and other accrued expenses                               $    3,377,668                  2,317,587
      Accrued network services costs                                                   993,067                    874,830
      Line of Credit                                                                         -                          -
      Sales and excise tax payable                                                     250,153                    118,503
      Unearned revenue                                                                 931,946                    990,699
      Other current liabilities                                                        344,648                    355,609
                                                                                --------------                -----------
                                 Total current liabilities                           5,897,482                  4,657,228

Long term debt                                                                         719,113                          -
                                                                                --------------                -----------
                                 Total liabilities                                   6,616,595                  4,657,228
                                                                                --------------                -----------
STOCKHOLDERS' EQUITY
      Preferred stock, authorized 750,000 shares, $0.01 par value                            -                          -
      Series A convertible preferred stock, authorized 250,000 shares,
        $0.01 par value, cumulative as to 8% dividends, 147,700 shares issued and outstanding. (Liquidation preference of $704,032
        including dividends in arrears.)                                                 1,477                      1,477

      Common stock, authorized 40,000,000 shares, $0.01 par value, issued 13,721,514 and 12,562,741 shares at June 30, 2000 and
        December 31, 1999 respectively.                                                137,202                    125,627
      Additional paid in capital                                                    26,778,992                 23,650,546
      Accumulated deficit                                                         (20,992,662)               (17,476,946)
      Treasury stock, $0.01 par value, 162,905 at June 30, 2000 and 151,075
        at December 31, 1999.                                                          (1,629)                    (1,511)
                                                                                --------------                -----------
                                 Total stockholders' equity                          5,923,380                  6,299,193
Commitments and contingencies                                                                -                          -
                                                                                --------------                -----------
                                 Total liabilities and stockholders' equity     $   12,539,975                 10,956,421
                                                                                ==============                 ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                    NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (unaudited)


                                                            THREE MONTHS                                  SIX MONTHS
                                                           ENDED JUNE 30,                               ENDED JUNE 30,
                                                -----------------------------------             ------------------------------
                                                     2000                   1999                  2000                 1999
                                                --------------           ----------             ----------           ---------
REVENUES                                        $    5,295,158           4,167,989              10,599,034           7,869,409

COST OF REVENUES                                     3,121,675           2,214,527               6,253,310           4,460,095
                                                --------------         -----------             -----------         -----------

GROSS MARGIN                                         2,173,483           1,953,462               4,345,724           3,409,314

Operating expenses
      Selling, general and administrative            2,867,772           2,752,146               6,295,717           5,456,722
      Litigation settlement costs                            -                   -                 998,121                   -
      Depreciation and amortization                    274,738             244,849                 527,697             517,173
                                                --------------         -----------             -----------         -----------
         Total operating expenses                    3,142,510           2,996,995               7,821,535           5,973,895
                                                --------------         -----------             -----------         -----------
OPERATING LOSS                                        (969,027)         (1,043,533)             (3,475,811)         (2,564,581)

Interest (expense)                                     (11,781)            (35,769)                (13,364)            (86,282)
Other income (expense), net                                (10)              1,260                  (2,909)             8,304
                                                --------------         -----------             -----------         -----------
Loss from continuing operations
      before income taxes                             (980,818)         (1,078,042)             (3,492,084)         (2,642,559)

Income tax benefit                                           -                   -                       -                   -
                                                --------------         -----------             -----------         -----------
Loss from continuing operations                      (980,818)         (1,078,042)             (3,492,084)         (2,642,559)

Loss from  operations of
      discontinued residential
      long-distance business                                 -         (1,042,558)                       -         (2,544,172)
                                                --------------         -----------             -----------         -----------
Loss from discontinued
operations                                                   -         (1,042,558)                       -         (2,544,172)
                                                --------------         -----------             -----------         -----------
NET  LOSS                                       $     (980,818)        (2,120,600)             (3,492,084)         (5,186,731)
                                                 =============         ==========              ==========          ==========
Loss from continuing operations
      per common share - basic and diluted      $        (0.07)             (0.12)                  (0.27)              (0.28)

Loss from discontinued operations
      per common share - basic and diluted                   -              (0.10)                      -               (0.24)
                                                --------------         -----------             -----------         -----------
Net loss per common share - basic and diluted   $        (0.07)             (0.22)                  (0.27)              (0.52)
                                                 =============         ==========              ==========          ==========
Weighted average number of
      common shares - basic and diluted             13,616,925         10,549,170              13,229,868          10,512,523
                                                 =============         ==========              ==========          ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             PERIODS ENDED JUNE 30,
                                  (unadudited)


                                                                                              2000                    1999
                                                                                         -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss from continuing operations                                               $ (3,492,084)             (2,642,599)
       Adjustments to reconcile net loss from continuing operations to cash used by continuing operating activities:
             Depreciation and amortization                                                     527,697                 517,173
             Issuance of warrants for professional services                                    215,712                       -
             Provision for bad debts                                                           200,106                 250,152
             Stock compensation earned                                                          57,297                 157,324
             Changes in certain operating assets and liabilities:
                    Accounts receivable                                                    (1,436,227)               (215,605)
                    Due from affiliates                                                        310,358                 299,209
                    Other current assets                                                     (563,380)                 (2,427)
                    Accounts payable and accrued liabilities                                 1,285,655               (581,940)
                    Due to affiliate                                                                 -                       -
                                                                                         -------------            ------------
             Cash used by continuing operating activities                                  (2,894,866)             (2,218,713)
             Cash provided (used) by discontinued operating activities                               -               (221,946)
                                                                                         -------------            ------------
             Cash provided (used) by operating activities                                  (2,894,866)             (2,440,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property and equipment                                                   (261,287)               (100,182)
       Additions to property and equipment - discontinued operations                                 -               (379,213)
       Payments received on loans to officers                                                   30,015                       -
       Cash received (paid) in acquisitions                                                   (25,000)                       -
       Proceeds from sale of property and equipment - discontinued operations                        -                   7,650
                                                                                         -------------            ------------
             Cash provided (used) by investing activities                                    (256,272)               (471,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on capital leases                                                   (45,401)                (27,846)
       Cash proceeds from exercise of options                                                1,230,445                 294,038
       Issuance of Series B preferred stock                                                          -               1,407,325
       Sale of common stock                                                                  1,471,549                       -
       Preferred stock dividend payments                                                      (23,632)                (23,632)
       Costs associated with issuance of common stock                                         (22,566)                       -
       Borrowings on line of credit - countinuing operations                                   719,113
       Borrowings on line of credit - discountinued operations                                       -              17,525,162
       Amounts paid on line of credit - discontinued operations                                      -            (16,411,433)
       Purchase of common stock for treasury                                                  (37,547)                (77,400)
                                                                                         -------------            ------------
             Cash provided by financing activities                                           3,291,961               2,686,214
                                                                                         -------------            ------------
             Net increase (decrease) in cash and cash equivalents                              140,823               (226,190)

Cash and cash equivalents at beginning of period for continuing
       and discontinued operations                                                           1,134,625                 911,179
                                                                                         -------------            ------------
Cash and cash equivalents at end of period for continuing and
       discontinued operations (see Note 3)                                              $   1,275,448                 684,989
                                                                                         =============            ============
Cash paid (received) during the period:
       Interest - continuing operations                                                  $       1,583           $     152,885
                                                                                         =============            ============

Non cash investing and financing activities:
       Common stock issued for acquistion                                                $     195,000           $           -
                                                                                         =============            ============

See accompanying Notes to Condensed Consolidated Financial Statements.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                         June 30, 2000 and 1999


(1) BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of NetLojix Communications, Inc. and Subsidiaries (the "Company" or "NetLojix") as of June 30, 2000 and 1999 and for the three and six month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

       On November 30, 1999 the Company sold its wholly-owned subsidiary, Matrix Telecom, Inc. Matrix Telecom represented all of the Company's residential long distance business. As a result of the Company's decision to exit the residential long distance business, the Company's June 30, 1999 condensed consolidated financial statements for the three and six month periods then ended have been restated to reflect the Company's residential long distance business as a discontinued operation.

         On September 15, 1999, the Company changed its name to NetLojix Communications, Inc. from AvTel Communications, Inc. This name change was effected by the short-form merger of a wholly-owned subsidiary with and into the Company.

(2) EARNINGS PER COMMON SHARE

         Earnings per common share for the three-month and six-month periods ended June 30, 2000 and 1999 are as follows:


                                                       THREE MONTHS                  SIX MONTHS
                                                      ENDED JUNE 30,                ENDED JUNE 30,
                                              ----------------------------    --------------------------
                                                    2000             1999          2000          1999
                                              -------------    -----------    -----------    -----------
LOSS ON CONTINUING
 OPERATIONS PER SHARE -
Numerator:
 Net loss                                     $    (980,818)    (1,078,042)    (3,492,084)    (2,642,559)
 Preferred dividends                                   --          234,197         23,632        246,013
                                              -------------    -----------    -----------    -----------
   Loss applicable to common
stockholders                                  $    (980,818)    (1,312,239)    (3,515,716)    (2,888,572)
                                              =============    ===========    ===========    ===========
Denominator:
 Weighted average number of common
 shares used in basic and diluted
 loss per common share                           13,616,925     10,549,170     13,229,868     10,512,523
                                              =============    ===========    ===========    ===========

Basic and diluted loss per common share       $       (0.07)         (0.12)         (0.27)         (0.28)
                                              =============    ===========    ===========    ===========
LOSS FROM DISCONTINUED
 OPERATIONS PER SHARE -
Numerator:
 Net loss                                              --       (1,042,558)          --       (2,544,172)
                                              =============    ===========    ===========    ===========

Denominator:
 Weighted average number of common
 shares used in basic and diluted
 loss per common share                                 --       10,549,170           --       10,512,523
                                              =============    ===========    ===========    ===========

Basic and diluted loss per common share       $        --            (0.10)          --            (0.24)
                                              =============    ===========    ===========    ===========

NET LOSS PER SHARE -
Numerator:
 Net loss                                     $    (980,818)    (2,120,600)    (3,492,084)    (5,186,731)
 Preferred dividends                                   --          234,197         23,632        246,013
                                              -------------    -----------    -----------    -----------
 Loss applicable to common
 stockholders                                 $    (980,818)    (2,354,797)    (3,515,716)    (5,432,744)
                                              =============    ===========    ===========    ===========

Denominator:
 Weighted average number of common
 shares used in basic and diluted
 loss per common share                           13,616,925     10,549,170     13,229,868     10,512,523
                                              =============    ===========    ===========    ===========
Basic and diluted loss per common
share                                         $       (0.07)         (0.22)         (0.27)         (0.52)
                                              =============    ===========    ===========    ===========

         As of June 30, 2000, there are 302,706 potential common shares excluded from the diluted per common share calculation because the effect is determined to be antidilutive.


(3) LITIGATION SETTLEMENT

         On April 19, 2000, the Company reached an agreement in principle to settle all outstanding claims under the class action lawsuit pending against NetLojix and certain of its officers. The agreement is subject to finalization and execution of a definitive settlement agreement, passage of a class member notification period and final approval by the court. Under the terms of the settlement, the Company will issue 232,000 shares of common stock and warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $8.00 per share with a term of 2 years. In addition, the Company will be required to pay $150,000 in administrative costs and other expenses. While the Company continues to believe it has strong defenses against the lawsuit, considering the ongoing costs of defending the lawsuit in terms of management time and legal fees as well as the uncertainty associated with a jury trial, the Company believes the settlement is fair and equitable. During the three month period ended March 31, 2000, the Company recorded a charge against earnings of $998,000 and a liability relating to the expected settlement. As of August 10, 2000, a definitive settlement agreement has not been finalized or executed.

(4) STOCKHOLDERS' EQUITY

         COMMON STOCK TRANSACTIONS

        On March 3, 2000 the Company raised net proceeds of $1,471,549 through a private placement of 375,000 shares of common stock at $4.00 per share. The purchaser was AMRO International, S.A., an entity organized under the laws of Panama. In connection with the placement, the Company also granted AMRO warrants to purchase up to 75,000 shares of common stock at a price of $5.25 per share. The Company filed a registration statement to register the public resale of these shares by AMRO on May 25, 2000 as required by the placement agreement. This registration statement was declared effective by the Securities and Exchange Commission on June 7, 2000.

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

         Under the New Best Connections, Inc. Amended and Restated 1997 Option Plan, in 1997 the Company issued stock options to purchase 1,292,000 shares of common stock at $1.50 per share to certain distributors and agents of Matrix Telecom, Inc. The options were originally granted to facilitate the marketing of residential long distance services. Pursuant to the terms of the option grant, the options became fully vested upon the sale of Matrix Telecom, Inc. in November 1999 and expired on May 22, 2000. The Company recorded commission expense over the vesting period of the option grant totaling $762,000 prior to December 31, 1999. As a consequence of the May 22, 2000 expiration date, 740,253 options were exercised during the six month period ended June 30, 2000. The Company realized proceeds from the option exercises of $1.1 million. As of June 30, 2000 all vested options have been exercised or cancelled.

         On March 24, 2000, the Company acquired substantially all the assets of a privately-held Santa Barbara web and internet development and consulting company. NetLojix issued 30,000 shares of common stock and paid $25,000 for the assets, including accounts receivable, work-in-process and customer lists.

         On May 25, 2000, the Company held its annual meeting of stockholders. At that meeting the stockholders approved an amendment to the certificate of incorporation increasing the number of authorized shares of common stock from 20,000,000 shares to 40,000,000 shares.

         ISSUANCE OF COMMON STOCK WARRANTS

         In January, 2000, the Company retained Kaufman Bros., L.P. to act as the Company's financial advisor and investment banker. As compensation for investment banking services provided the Company paid $25,000 plus 100,000 warrants to purchase common stock of the Company at an exercise price of $3.28 with a term of five years. Using the Black-Scholes pricing model, the fair value of the warrants was estimated to be $215,712 which was recorded as an expense during the six month period ended June 30,, 2000.

         PREFERRED STOCK DIVIDENDS

         On January 31, 2000 the Company declared and paid in cash semi-annual dividends of $23,632 to the holders of the Company's Series A convertible preferred stock.

         On July 31, 2000 the Company declared and paid in cash semi-annual dividends of $23,632 to the holders of the Company's Series A convertible preferred stock.

         STOCK OPTION GRANTS

         In January 2000, the Company granted an additional 840,500 options at an exercise price of $3.28 pursuant to the NetLojix 1998 Stock Incentive Plan. At the annual meeting on May 25, 2000, the stockholders approved an amendment to the 1998 Stock Incentive Plan increasing the number of shares authorized for issuance under the plan by 1,500,000 shares.

(5) AMENDMENT TO SECURED CREDIT FACILITY

         In May 2000, the Company signed an amendment to its secured credit facility with Coast Business Credit. Under the amended line of credit, the Company may borrow up to 75% of eligible receivables (as defined) up to a total amount of $3,000,000. The percentage may be increased to 80% of eligible receivables if the Company reaches certain operational targets. In addition, the line of credit may be used to provide a facility for issuing letters of credit. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% (11.5% at June 30, 2000). Borrowings under the credit facility are secured by substantially all of the Company's assets. As of June 30, 2000 $719,000 is outstanding under the credit facility.

(6) DISCONTINUED OPERATIONS

         On November 30, 1999 the Company sold its wholly-owned subsidiary,

Matrix Telecom, Inc. Matrix Telecom represented all of the Company's residential long distance business. As a result of the Company's decision to exit the residential long distance business, the Company's June 30, 1999 condensed consolidated financial statements for the three-month and six-month periods then ended have been restated to reflect the Company's residential long distance business as a discontinued operation.

         Selected financial information for the residential long distance business discontinued operations are as follows:

                                                            Three months ended           Six months ended
                                                              June 30, 1999                June 30, 1999
                                                            ------------------            ----------------
           Sales                                               $   5,160,372                 10,781,366
           Expenses                                               (6,202,930)               (13,325,538)
                                                               -------------                ------------

           Loss before income tax benefit                         (1,042,558)                (2,544,172)
           Tax benefit

           Loss from discontinued operations                   $  (1,042,558)                (2,544,172)
                                                               =============                 ===========

(7) SEGMENT REPORTING

         The Company's primary business segments are network connectivity, technical support services and application development and hosting. The segmentation is based on the types of services provided. All of the Company's services are targeted toward mid-sized businesses.

         The network connectivity segment includes services that are wide area network connections for internet, data or voice traffic. The Company provides traditional long distance services, calling card, dedicated voice and data access and numerous Internet service options. Telecommunications product offerings include dedicated or leased lines, switched and dedicated long distance, frame relay, ATM, calling cards, and "1-800" services. Internet product offerings within the network connectivity segment include dial-up access, DSL, dedicated access and cable access. This segment includes the Internet connectivity portion of the Company's Southern California based ISP.

         Technical support services encompasses a broad array of technical support services and solutions including system integration, desktop and network support, asset management and help desk solutions. Services provided include flat-fee maintenance contracts, prepaid time block retainers, help desk management contracts, LAN installations, time and materials, warranty repairs and a small amount of hardware sales.

         The applications development and web hosting services segment includes, designing, developing, managing and hosting applications. The Company's primary focus is on web-centric applications, however, the Company also develops stand alone applications from time to time.

         The Company measures its performance based on revenues, gross margin, net income or loss and earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income or cash flows from operations, as a measure of performance.

         The results for the three months and six months ended June 30, 2000 and 1999 are as follows:

                                                                             THREE MONTHS ENDED JUNE 30, 2000
                                                           --------------------------------------------------------------------
                                                                                                 APPLICATIONS
                                                                NETWORK          TECHNICAL       DEVELOPMENT
                                                             CONNECTIVITY         SUPPORT          AND WEB
                                                               SERVICES           SERVICE          HOSTING               TOTAL
                                                            -------------       ----------       ------------         ----------
Revenues                                                      $3,101,973         1,521,039          672,146           5,295,158
Gross margin                                                   1,160,336           550,300          462,847           2,173,483
Selling, general & administration                              1,697,152           924,314          246,306           2,867,772
Depreciation & amortization                                      103,763           139,937           31,038             274,738
Interest expense                                                   6,496             3,742            1,543              11,781
Other (income) expense                                               894              (477)            (407)                 10
Loss from continuing operations
before corporate litigation settlement                        $ (647,969)         (517,216)         184,367            (980,818)
                                                               ==========       ==========         =========           =========

Discontinued operations                                                                                                      --
Corporate litigation settlement                                                                                              --
Net loss                                                      $                                                        (980,818)
                                                                                                                       =========

EBITDA                                                        $ (537,710)         (373,537)         216,948            (694,299)
                                                               =========         =========        =========            =========

Total assets                                                  $6,285,818         5,515,159          738,998          12,539,975
                                                              ==========         =========        =========          ==========

                                                                             THREE MONTHS ENDED JUNE 30, 1999
                                                           --------------------------------------------------------------------
                                                                                                 APPLICATIONS
                                                                NETWORK          TECHNICAL       DEVELOPMENT
                                                             CONNECTIVITY         SUPPORT          AND WEB
                                                               SERVICES           SERVICE          HOSTING               TOTAL
                                                            -------------       ----------       ------------         ----------
Revenues                                                      $2,336,303        1,386,255             445,431         4,167,989
Gross margin                                                   1,122,314          545,254             285,894         1,953,462
Selling, general & administration                              1,430,953        1,010,854             310,339         2,752,146
Depreciation & amortization                                      136,623           92,804              15,422           244,849
Interest expense                                                  12,729           20,545               2,495            35,769
Other (income) expense                                            (1,230)               -                 (30)           (1,260)

Loss from continuing operations                               $ (456,761)        (578,949)            (42,332)       (1,078,042)
                                                              ==========       ==========            ========       ===========

Discontinued operations                                       $                                                      (1,042,558)
                                                                                                                    -----------

Net loss                                                                                                             (2,120,600)
                                                                                                                     ===========

EBITDA                                                          (307,409)        (465,600)            (24,415)         (797,424)
                                                               =========       ==========            ========        ==========

Total assets of continuing operations                         $6,381,891        3,274,734             363,859        10,020,484
                                                               =========        =========             =======        ==========

Total assets of discontinued operations                       $                                                       4,410,264
                                                                                                                      =========
Total assets                                                  $                                                      14,430,748
                                                                                                                    ==========

                                                                        SIX MONTHS ENDED JUNE 30, 2000
                                                      --------------------------------------------------------------------
                                                                                            APPLICATIONS
                                                           NETWORK          TECHNICAL       DEVELOPMENT
                                                        CONNECTIVITY         SUPPORT          AND WEB
                                                          SERVICES           SERVICE          HOSTING               TOTAL
                                                       -------------       ----------       ------------         ----------
Revenues                                                  6,224,691        2,939,730           1,434,613           10,599,034
Gross margin                                              2,232,022        1,132,050             981,652            4,345,724
Selling, general & administration                         3,735,499        1,890,015             670,203            6,295,717
Depreciation & amortization                                 259,627          228,711              39,359              527,697
Interest expense                                              7,884            3,742               1,738               13,364
Other (income) expense                                        2,414              495                 -                  2,909

Loss from continuing operations                         $(1,773,402)        (990,913)            270,352           (2,493,963)
                                                        ===========       ==========             =======          ===========

Discontinued operations                                 $                                                                 -
                                                                                                                          -
Corporate litigation settlement                                                                                      (998,121)

Net loss                                                                                                           (3,492,084)
                                                                                                                  ===========

EBITDA                                                   (1,505,891)        (758,460)            311,449           (1,952,902)
                                                        ===========       ==========           =========         ============

                                                                        SIX MONTHS ENDED JUNE 30, 1999
                                                      --------------------------------------------------------------------
                                                                                            APPLICATIONS
                                                           NETWORK          TECHNICAL       DEVELOPMENT
                                                        CONNECTIVITY         SUPPORT          AND WEB
                                                          SERVICES           SERVICE          HOSTING               TOTAL
                                                       -------------       ----------       ------------         ----------
Revenues                                              $   4,538,553          2,594,533             736,323       7,869,409
Gross margin                                              2,051,763            918,666             438,885       3,409,314
Selling, general & administration                         2,903,248          2,010,894             542,580       5,456,722
Depreciation & amortization                                 273,619            215,404              28,150         517,173
Interest expense                                             21,152             61,357               3,773          86,282
Other (income) expense                                        5,076            (10,000)             (3,380)         (8,304)

Loss from continuing operations                       $  (1,151,332)        (1,358,989)           (132,238)     (2,642,559)
                                                      =============       ============           =========     ===========

Discontinued operations                               $                                                         (2,544,172)
                                                                                                               -----------

Net loss                                                                                                        (5,186,731)
                                                                                                              ============

EBITDA                                                   $(856,561)       (1,082,228)            (100,315)      (2,039,104)
                                                         =========      ============            =========     ============


(8) Commitments and Contingencies


         On March 15, 2000 the Company entered into an agreement for switching and transmission facilities. Under the terms of the agreement, the Company is committed to monthly minimum usage of $250,000 per month commencing July, 2000 through March, 2002 or an aggregate minimum usage of $5,250,000 for the life of the contract.

         In connection with the sale of Matrix Telecom, the amount of the purchase price received by the Company is subject to reduction based upon a comparison of Matrix Telecom's adjusted stockholders' equity on August 31, 1999, to an amount set forth in the sale agreement. The purchaser has indicated that it materially disagrees with NetLojix's calculation of the reduction. If the parties are unable to resolve the matter, the sale agreement provides that the calculation will be submitted to an independent firm of accountants, to be chosen by the parties, for final resolution. To date, the purchaser has been unwilling to submit the matter to an independent firm of accountants. If the dispute is ultimately determined in the purchaser's favor the amount of the long distance credits received by the Company in connection with the transaction would be reduced below the amount calculated by the Company. If the amount exceeds the total of the unused amount of long distance credit, then the Company could be required to pay the purchaser such excess in cash.

         In January 2000, the Company retained Kaufman Bros., L.P. to act as the Company's financial advisor and investment banker. The Company has agreed to compensate the investment banking firm for any financing transactions facilitated by them in the form of a placement fee which will be equal to 5% of the gross proceeds raised from the sale of equity securities plus warrants equal to 3.5% of the shares sold in the transaction at an exercise price of 120% of the price per share of the common stock purchased. A merger fee equal to 3% of the aggregate consideration of the completed transaction will apply if the Company enters into an acquisition transaction involving the ownership of the Company whereby the Company's existing stockholders own less than 50% of the equity of the surviving entity. This relationship is effective until August 31, 2000, automatically renewing for successive months until terminated in writing by either the Company or Kaufman Bros., L.P. Either the Company or the investment banking firm can terminate this relationship on 90 days written notice.

         As previously reported, NetLojix is a defendant in a class action under the federal securities laws (IN RE AVTEL SECURITIES LITIGATION, Case No. 98-9236) currently pending in the United States District Court for the Central District of California. On April 19, 2000, NetLojix reached an agreement in principle to settle all outstanding claims under the class action lawsuit with counsel for the plaintiff class. This agreement is subject to finalization and execution of a definitive settlement agreement, passage of a class member notification period and final approval by the court. NetLojix recorded a charge against earnings in the first quarter of 2000 of $998,000 relating to the expected settlement.

         As of August 10, 2000, a definitive settlement agreement has not been finalized or executed.

         The Company filed suit on April 5, 2000 in the Santa Barbara County Superior Court against Netlogic, Inc., a Delaware corporation having a principal place of business in New York. The action has been removed to the United States District Court for the Central District of California. The Company filed this action after its receipt of a cease and desist letter from Netlogic demanding that the Company cease all usage of the trademark NETLOJIX. The district court action seeks a declaration of non-infringement and cancellation of the trademark registration for NETLOGIC, which the defendant allegedly obtained from the U.S. Patent and Trademark Office. The defendant has filed a motion to dismiss on the grounds of an alleged lack of personal jurisdiction in the State of California. That motion is set for hearing on September 11, 2000.

         Subsequently, Netlogic filed suit against the Company and certain of its subsidiaries in the United States District Court for the Southern District of New York alleging trademark infringement. The complaint seeks an injunction against the use of the trademark NETLOJIX, and various unspecified damages relating to the use of that trademark. This action has been temporarily stayed pending a decision by the district court in California of the motion to dismiss the Company's complaint filed in that court. The Company believes the claims lack merit.

         The Company intends to aggressively pursue its claims in the actions with Netlogic; however, it is not possible to predict with any certainty the outcome of the litigation.

         On July 25, 2000, DNS Communications, Inc. was served with a Complaint filed in the state court for Harris County, Texas, entitled, Transnational Telesis, Inc. v. DNS Communications, Inc f/k/a Direct Network Services, Inc., Matrix Telecom, Inc. and Group Long Distance, Inc., Case No. 2000 29488. DNS was formerly a subsidiary of Matrix Telecom and is currently a subsidiary of the Company. Matrix Telecom was formerly a subsidiary of the Company.

         The complaint alleges that DNS entered into a marketing agreement with Transnational Telesis pursuant to which DNS was to pay certain commissions to Transnational based on the telephone usage of customers obtained for DNS by Transnational. The complaint further alleges that DNS failed to make commission payments that were due. The complaint alleges causes of action for breach of contract, unjust enrichment, punitive damages and attorneys fees, based on the alleged failure to pay commissions, and seeks unspecified damages in excess of $10,000. The Company intends to vigorously defend against the action.

(9) SUBSEQUENT EVENTS

         On July 28, 2000, the Company announced that it had entered into a letter of intent to acquire Smith Technology Solutions, Inc. (STS), a privately-held systems integration and technical support company that provides local and wide area network design, integration and support. Unaudited revenues for STS for the year ended June 30, 2000, were approximately $1 million. The letter of intent contemplates that NetLojix would acquire all of the outstanding common stock of STS for 250,000 shares of NetLojix common stock and $150,000 in cash. The closing of the transaction is subject to the execution of a definitive agreement between the parties, approval by the Board of Directors and by the board of STS, the satisfactory completion of due diligence, and other conditions. The transaction is expected to close in the third quarter of 2000.

(10) EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fourth quarter of the Company's fiscal year ending December 31, 2000. The effect of adopting SAB 101 is currently being evaluated, however, the Company does not believe the effects of adoption will be material to its financial position or results of operations.

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

         The following discussion and analysis should be read in connection with the unaudited condensed consolidated financial statements for the three month and six month periods ended June 30, 2000 and 1999 of the Company and related notes included elsewhere in this report and the consolidated financial statements and related management discussion and analysis included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1999.

         On September 15, 1999, the Company changed its name to NetLojix Communications, Inc. from AvTel Communications, Inc. This name change was effected by the short-form merger of a wholly-owned subsidiary with and into the Company.

OVERVIEW

         We are a provider of network infrastructure, hosting, web application development and technical support to the mid-size business market. We are a single-source provider of enterprise-wide solutions integrating our complete portfolio of broadband connectivity, hosting, co-location, web application development, system integration, maintenance and voice connectivity. Our network infrastructure and Internet hosting platform employ proprietary as well as existing technologies that enable our customers to outsource their eBusiness initiatives including hosting, co-location, transaction management, bandwidth, data storage, and security.

         Our offices and support teams provide design, implementation and management of wide area networks (WANs), local area networks (LANs) and electronic commerce or "eBusiness" solutions, including frame relay, digital subscriber line (DSL), Internet-based virtual private networks (iVPN), voice products transported via the Internet Protocol (VOIP) as well as traditional voice products and Internet access. We offer these services on a stand-alone basis or bundled as part of a total, enterprise-wide solution. We believe that businesses will continue to outsource more of their network infrastructure, systems, server management and system support to companies like NetLojix. Our strategy is to establish NetLojix as an industry leader of hosting and total network management for the mid-size business market by providing a complete, enterprise-wide solution and positioning the Company as our customers' "Technology Partner". We believe that our strategy will facilitate the migration of our customer's servers and eBusiness applications off-site and into the NetLojix network.

HOSTING AND MANAGEMENT

         We maintain a platform of proprietary management tools integrated with industry leading applications that allow us to offer our customers the most advanced 24 x 7 environment for their eBusiness initiatives. Recently we formed a Research and Development team dedicated to producing advanced software technologies that will further enhance our hosting platform. We believe that our developments will dramatically improve our customer's eBusiness presence, and continue to increase server management and hosting reliability.

NETWORK INFRASTRUCTURE

         We own and operate a network of multi-protocol, points-of-presence
(mPOP), which enables high-speed Internet services, data center operation and network interfaces with multiple broadband carriers. The company's mPOPs include multi-service routing technology based on Cisco's new 7206 VXR/300 platform. We are employing a "Smart Build" network strategy utilizing national transport providers for IP-based ATM backbone services and co-location facilities. By combining our network core facilities in combination with those of our transport partners, we believe that we offer our customers greater network reliability, increased efficiencies and a higher level of customer care. We maintain mPOPs in New York City, San Francisco, Santa Barbara and Los Angeles. We will continue to expand our network by opening new mPOPs in Chicago, Dallas and other markets as we open new sales and service offices in the future.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30,
1999.

Revenues

         Revenues from continuing operations for the three months ended June 30, 2000 were $5.3 million, an increase of 27.0% or $1.1 million from $4.2 million for the three months ended June 30, 1999.

         Network connectivity services revenues, increased $0.8 million to $3.1 million for the three months ended June 30, 2000 from $2.3 million for the three months ended June 30, 1999. Within the network connectivity services segment, data and voice services accounted for $0.5 million of the increase with the balance of the increase attributable to internet services. Data and voice services revenues increased 34.5% from the comparable quarter in 1999 as the Company significantly expanded its sales of dedicated connectivity services during 2000. Billable revenue minutes for switched traffic increased to 22.8 million from 17.8 million, an increase of 28.1%.

         Also within the network connectivity segment, Internet connectivity services revenues increased 40.3% to $1.1 million. Demand for Internet connectivity in the central California area continues to be strong with customer attrition rates running below industry averages at about 1.5% per month. The increase in revenues is attributable to dedicated Internet access products which include frame relay, cable, ISDN and DSL. We believe that demand for broadband Internet access products will continue to be strong. We have upgraded our product offerings through partnerships and alliances with major vendors so that we can continue to increase our focus on broadband products.

         Technical support services revenues were $1.5 million for the three months ended June 30, 2000, an increase of 9.7% over the comparable quarter in 1999. During the current quarter, the company realized increased revenues from its help desk solution offerings and the cross marketing of technical support services to network connectivity customers. IT support services include systems integration, service contract, retainer contracts and help desk outsourcing. The Company has recently integrated the technical support service offerings into total enterprise wide solution in each of its operating regions nationally.

         Application development and hosting services revenues increased to $0.7 million for the three months ended June 30, 2000 from $0.4 million for the comparable quarter in 1999, a 50.9% increase. The increase is primarily attributable to the application development group. During the current quarter, the Company realized several revenue recognition milestones on two large application development projects.

Gross Margin

         Gross margin on continuing operations as a percentage of revenues decreased to 41.1% for the three months ended June 30, 2000 from 46.9% for the three months ended June 30, 1999. Gross margin from continuing operations increased $0.2 million to $2.2 million for the three months ended June 30, 2000 from $2.0 million for the three months ended June 30, 1999.

         Network connectivity services gross margin as a percent of revenue decreased to 37.4% for the three months ended June 30, 2000 from 48.0% for the three months ended June 30, 1999. Within the network connectivity services segment, data and voice gross margins averaged 17.2% vs. 29.1% in the comparable quarter in 1999. The decline in gross margins was primarily due to the renegotiation of certain large customer contracts reducing their long distance rates in response to competitive pressures.

         Gross margins for Internet services continues to be strong averaging 78.5% during the three months ended June 30, 2000 vs. 85.9% for the comparable 1999 quarter. The decrease from 1999 is primarily attributable to increased network costs relating to high-speed connectivity. We have increased capacity for these services and are currently able to increase customers with minimal additional network costs.

         Technical support services gross margins averaged 36.2% during the quarter ended June 30, 2000 compared to 39.3% for the comparable quarter in 1999. Gross margins in the technical service segment declined due to an increase in sales of lower margin retainer contracts and a large national installation project. In addition, salary expense for high demand technicians continues to increase and put downward pressure on margins. While we may be able to increase retail pricing to offset salary increases, competitive pressures may require us to absorb some of the additional costs in the future.

         Application development and web hosting gross margins were 68.9% during 2000 compared to 64.2% for the comparable quarter in 1999. The increase in gross margin is due primarily to several high margin contracts reaching revenue milestones in the quarter. Gross margins for applications development projects are negotiated on a project-by-project basis and tend to fluctuate for each project depending on the total dollar amount, deadline commitments and specialized expertise that may be required for a particular project.

Selling, General, and Administrative Costs

         Selling, general, and administrative costs from continuing operations increased only $0.1 million to $2.9 million for the three months ended June 30, 2000 from $2.8 million for the three months ended June 30, 1999. As a percentage of revenues, selling, general and administrative costs decreased to 54.2% for the three months ended June 30, 2000 from 66.0% for the three months ended June 30, 1999.

         Approximately $0.2 million of the increase is due to increased professional service fees, primarily due to legal fees associated with various legal matters and regulatory registration. This increase was partially offset by a reduction in salary and wage expenses due to the relocation of the accounting and finance function to Santa Barbara and the subsequent downsizing of the staff.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999.

Revenues

         Revenues from continuing operations for the six months ended June 30, 2000 were $10.6 million, an increase of 34.7% or $2.7 million from $7.9 million for the six months ended June 30, 1999.

         Network connectivity services revenues, increased $1.7 million to $6.2 million for the six months ended June 30, 2000 from $4.5 million for the six months ended June 30, 1999. Within the network connectivity services segment, data and voice services accounted for $1.2 million of the increase with the balance of the increase attributable to internet services. Data and voice services revenues increased 40.2% from the comparable period in 1999 as the Company significantly expanded its sales of dedicated connectivity services during 2000. Billable revenue minutes for switched traffic increased to 41.9 million from 33.1 million, an increase of 26.6%.

         Internet connectivity services revenues increased 31.3% to $2.0 million. Demand for Internet connectivity in the central California area continues to be strong with customer attrition rates running below industry averages at about 1.5% per month. The increase in revenues is attributable to dedicated Internet access products which include frame relay, cable, ISDN and DSL.

         Technical support services revenues were $2.9 million for the six months ended June 30, 2000, an increase of 13.3% over the comparable quarter in 1999. During the current period, the company realized increased revenues from its help desk solution offerings and the cross marketing of technical support services to network connectivity customers.

         Application development and hosting services revenues increased to $1.4 million for the six months ended June 30, 2000 from $0.7 million for the comparable period in 1999, a 94.83% increase. The increase is primarily attributable to the application development group. During the current period, the Company realized several revenue recognition milestones on two large application development projects.

Gross Margin

         Gross margin on continuing operations as a percentage of revenues decreased to 41.0% for the six months ended June 30, 2000 from 43.3% for the six months ended June 30, 1999. Gross margin from continuing operations increased $0.9 million to $4.3 million for the six months ended June 30, 2000 from $3.4 million for the six months ended June 30, 1999.

         Network connectivity services gross margin as a percent of revenue decreased to 35.9% for the six months ended June 30, 2000 from 44.8% for the six months ended June 30, 1999. Within the network connectivity services segment, data and voice gross margins averaged 16.4% vs. 25.4% in the comparable period in 1999. The decline in gross margins was primarily due to the renegotiation of certain large customer contracts reducing their long distance rates in response to competitive pressures.

         Gross margins for Internet services continues to be strong averaging 76.0% during the six months ended June 30, 2000 vs. 83.5% for the comparable 1999 period. The decrease from 1999 is primarily attributable to increased network costs relating to high-speed connectivity. We have increased capacity for these services and are currently able to increase customers with minimal additional network costs.

         Technical support services gross margins averaged 38.5% during the six months ended June 30, 2000 compared to 35.4% for the comparable period in 1999. Gross margins in the technical service segment were improved as our management of technical resource allocation and productivity increased. We were also able to raise certain retail pricing as demand for IT professional services increased. However, salary expense for high demand technicians will likely continue to increase and put downward pressure on margins. While we may be able to increase retail pricing to offset salary increases, competitive pressures may require us to absorb some of the additional costs.

         Application development and web hosting gross margins were 68.4% during 2000 compared to 59.6% for the comparable quarter in 1999. The increase in gross margin is due primarily to several high margin contracts reaching revenue milestones in the quarter.

Selling, General, and Administrative Costs

         Selling, general, and administrative costs from continuing operations increased $0.8 million to $6.3 million for the six months ended June 30, 2000 from $5.5 million for the six months ended June 30, 1999. As a percentage of revenues, selling, general and administrative costs decreased to 59.4% for the six months ended June 30, 2000 from 69.3% for the six months ended June 30, 1999.

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

Interest Expense

         The Company currently has $0.7 million outstanding under its secured line of credit. During the six month period ended June 30, 1999 the Company averaged approximately $0.2 million in outstanding borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the company had cash and cash equivalents of $1.3 million. The Company has an outstanding indebtedness on its line of credit of $719,000 as of June 30, 2000. For the six months ended June 30, 2000, the Company reported a net loss from continuing operations of $3.5 million and net cash used in operations of $2.9 million.

         In November 1999 we completed the sale of Matrix Telecom. The purchase price for the Matrix Telecom stock was valued at $6,052,529 which is subject to adjustment based on finalization of a balance sheet for Matrix Telecom, Inc. as of August 31, 1999 and agreement by both parties. We completed the balance sheet, and we have been notified by the purchaser that it materially disagrees with the balance sheet that we prepared. The stock purchase agreement provides that, if the parties are unable to resolve the matter, the calculation of the adjustment amount will be submitted to an independent firm of accountants, to be chosen by the parties, for final resolution. To date, the purchaser has been unwilling to submit the matter to an independent firm of accountants. If the dispute is ultimately determined in the purchaser's favor the amount of the long distance credits received by the Company in connection with the transaction would be reduced below the amount calculated by the Company. If the amount exceeds the total of the unused amount of long distance credit, then the Company could be required to pay the purchaser such excess in cash. Any material adjustments to the balance sheet we prepared, whether determined by the independent accountants or a court, will effect the purchase price and the recorded gain. At this time, we believe that the ultimate resolution of the items in dispute will not materially affect the recorded gain.

         Through June 30, 2000 we used $425,000 of the long distance credit received in the sale of Matrix Telecom, Inc. In accordance with the sale agreement, the amount of the long distance credit used may not exceed $100,000 per month. In March, 2000 we discontinued utilizing the long distance credits pending resolution of our outstanding differences. Effective May 11, 2000 we completed the process of moving our communications traffic from Matrix Telecom to an alternative carrier.

         During 1999 and into the first quarter of 2000, a subsidiary of the Company commenced the process of registering with state telecommunications regulatory agencies to become licensed as a telecommunications provider separate and apart from Matrix Telecom. As of June 30, 2000, this registration process was essentially complete. The Company has accrued for certain regulatory taxes and assessments approximating $0.3 million to be paid upon completion of all appropriate tax filings. All filings should be completed by the end of the third quarter of this year.

         In May 2000, we amended our secured credit facility with Coast Business Credit. Under the amended line of credit, we may borrow up to 75% of eligible receivables (as defined) up to a total amount of $3.0 million. The percentage may be increased to 80% of eligible receivables if we reach certain operational targets. In addition, the line of credit may be used to provide a facility for issuing letters of credit. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% (11.5% at August 10, 2000). Borrowings under the credit facility are secured by substantially all of our assets. As of August 4, 2000, $760,000] is outstanding under the credit facility, and $758,000 is available to be borrowed under the formula described above.

         On April 23, 1999, we entered into an equity line agreement with Cambois Finance, Inc. Under the terms of the equity line agreement, we may sell or put our common stock to Cambois Finance, at our option at any time, subject to the satisfaction of several conditions. The equity line agreement provides for Cambois Finance to purchase up to $13,500,000 of our common stock, subject to our filing and maintaining an effective registration statement, trading price and volume minimums, and limits on the amount and frequency on sales of common stock under the line. Our stock must have a minimum bid price of $2.26 per share in order for us to require Cambois Finance to purchase stock, unless Cambois Finance otherwise agrees. To date, we have sold a total of 1,066,725 shares of common stock to Cambois Finance for total proceeds of $2,000,000.

         On March 3, 2000 we raised $1.5 million through a private placement of 375,000 shares of common stock at $4.00 per share. We also issued the private investor warrants to purchase up to 75,000 shares of common stock at a price of $5.25 per share. The warrants are exercisable beginning September 1, 2000 and ending March 1, 2003.

         During the six month period ended June 30, 2000, the Company received proceeds of $1.2 million relating to stock option exercises. The option exercises were primarily attributable to stock options granted by the Company in 1997 under the New Best Connections, Inc. Amended and Restated 1997 Option Plan. Under the plan, the Company issued stock options to purchase 1,292,000 shares of common stock at $1.50 per share to certain distributors and agents of Matrix Telecom, Inc. The options were originally granted to facilitate the marketing of residential long distance services. Pursuant to the terms of the option grant, the options became fully vested upon the sale of Matrix Telecom, Inc. and expired on May 22, 2000. The Company recorded commission expense over the vesting period of the option grant totaling $762,000. As a consequence of the May 22, 2000 expiration date, 703,860 options were exercised during the six month period ended June 30, 2000.

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

         On April 4, 2000, the Company announced that it had entered into a letter of intent to acquire Twisted Pair/BT Services, Inc., a privately-held telecommunications interconnect company that provides computer and integrated PBX network design, integration and service for mid-size businesses in Northern California (principally in the San Francisco Bay area). The letter of intent has expired without a definitive agreement having been signed by the parties. However, the Company intends to continue discussions with Twisted Pair in the near term.

         On July 28, 2000, the Company announced that it had entered into a letter of intent to acquire Smith Technology Solutions, Inc. (STS), a privately-held systems integration and technical support company that provides local and wide area network design, integration and support and Web site design and management. Unaudited revenues for STS for the year ended
June 30, 2000, were approximately $1 million. The letter of intent contemplates that NetLojix would acquire all of the outstanding common stock of STS for 250,000 shares of NetLojix common stock and $150,000 in cash. The closing of the transaction is subject to the execution of a definitive agreement between the parties, approval by the Board of Directors and by the board of STS, the satisfactory completion of due diligence, and other conditions. The transaction is expected to close in the third quarter of 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not exposed to material future earnings or cash flow fluctuations, from changes in interest rates on its long-term debt at June 30, 2000. A hypothetical increase of 115 basis points in interest rate (ten percent of the Company's overall borrowing rate) would not result in a material fluctuation in future earnings or cash flow. The Company had not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and is currently not evaluating the future use of such financial instruments.

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously reported, NetLojix is a defendant in a class action under the federal securities laws (IN RE AVTEL SECURITIES LITIGATION, Case No. 98-9236) currently pending in the United States District Court for the Central District of California.

         On April 19, 2000, NetLojix reached an agreement in principle to settle all outstanding claims under the class action lawsuit with counsel for the plaintiff class. This agreement is subject to finalization and execution of a definitive settlement agreement, passage of a class member notification period and final approval by the court. NetLojix recorded a charge against earnings in the first quarter of 2000 of $998,000 relating to the expected settlement. As of August 10, 2000, a definitive settlement agreement has not been finalized or executed.

         The Company filed suit on April 5, 2000 in the Santa Barbara County Superior Court against Netlogic, Inc., a Delaware corporation having a principal place of business in New York. The action has been removed to the United States District Court for the Central District of California. The Company filed this action after its receipt of a cease and desist letter from Netlogic demanding that the Company cease all usage of the trademark NETLOJIX. The district court action seeks a declaration of non-infringement and cancellation of the trademark registration for NETLOGIC, which the defendant allegedly obtained from the U.S. Patent and Trademark Office. The defendant has filed a motion to dismiss on the grounds of an alleged lack of personal jurisdiction in the State of California. That motion is set for hearing on September 11, 2000.

         Subsequently, Netlogic filed suit against the Company and certain of its subsidiaries in the United States District Court for the Southern District of New York alleging trademark infringement. The complaint seeks an injunction against the use of the trademark NETLOJIX, and various unspecified damages relating to the use of that trademark. This action has been temporarily stayed pending a decision by the district court in California of the motion to dismiss the Company's complaint filed in that court. The Company believes the claims lack merit.

         The Company intends to aggressively pursue its claims in the actions with Netlogic; however, it is not possible to predict with any certainty the outcome of the litigation.

         On July 25, 2000, DNS Communications, Inc. was served with a Complaint filed in the state court for Harris County, Texas, entitled, Transnational Telesis, Inc. v. DNS Communications, Inc f/k/a Direct Network Services, Inc., Matrix Telecom, Inc. and Group Long Distance, Inc., Case No. 2000 29488. DNS was formerly a subsidiary of Matrix Telecom and is currently a subsidiary of the Company. Matrix Telecom was formerly a subsidiary of the Company.

         The complaint alleges that DNS entered into a marketing agreement with Transnational Telesis pursuant to which DNS was to pay certain commissions to Transnational based on the telephone usage of customers obtained for DNS by Transnational. The complaint further alleges that DNS failed to make commission payments that were due. The complaint alleges causes of action for breach of contract, unjust enrichment, punitive damages and attorneys fees, based on the alleged failure to pay commissions, and seeks unspecified damages in excess of $10,000. The Company intends to vigorously defend against the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      Netlojix held its annual meeting of stockholders on May 25,
                  2000

         (b) The following individuals were elected as all of the directors of Netlojix: Anthony E. Papa, James P. Pisani, John E. Allen, Jeffrey J. Jensen and Anthony D. Martin

         (c) The following matters were presented to the stockholders for approval:

                  1.   Election of directors.

                  The voting for the election of directors was as follows


                 DIRECTORS                   FOR          AGAINST      ABSTAIN      TOTAL
                 ---------                ---------       -------      -------    ---------
                 Anthony E. Papa          9,458,917       19,044          0       9,477,961
                 James P. Pisani          9,455,217       22,744          0       9,477,961
                 John E. Allen            9,460,597       17,364          0       9,477,961
                 Jeffrey J. Jensen        9,459,274       18,687          0       9,477,961
                 Anthony D. Martin        9,460,697       17,264          0       9,477,961

                  There were no broker non-votes.

         2.       Approval of Amendment to Certificate of Incorporation.
                  The stockholders approved an amendment to Netlojix's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 20,000,000 shares to 40,000,000 shares.
                  The voting for the amendment was as follows:


                          FOR          AGAINST         ABSTAIN       TOTAL
                          ---          -------         -------     ---------
                      9,384,160        61,970          31,831      9,477,961

                  There were no broker non-votes.

         3.       Approval of Amendment to 1998 Stock Incentive Plan.
                  The stockholders approved an amendment to the Netlojix 1998 Stock Incentive Plan increasing the number of shares of Common Stock reserved for issuances thereunder by 1,500,000 shares. The voting for the amendment was as follows:


                         FOR         AGAINST      ABSTAIN        BROKER NON-VOTES          TOTAL
                      ---------      -------      -------        ----------------       ---------
                      5,910,947      92,137        13,493          3,461,384            9,477,961

         4.       Ratification of Auditors.
                  The stockholders ratified the appointment of KPMG, LLP as the Company's independent auditors for 2000. The voting was as follows:


                          FOR          AGAINST        ABSTAIN           TOTAL
                      ---------        -------        -------         ---------
                      9,455,144         10,143        12,674          9,477,961

                  There were no broker non-votes.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                  3.1 Certificate of Incorporation of NetLojix Communications, Inc., as amended.

                 10.1      Amended Loan and Security Agreement dated as of
                           May 30, 2000, among NetLojix Communications, Inc, Remote Lojix/PCSI, Inc., NetLojix Telecom, Inc. and Coast Business Credit.

                 27.1      Financial Data Schedule - Six Months Ended June 30,
                           2000

                 27.2 Restated Financial Data Schedule - Six Months Ended June 30, 1999

         (b)     Reports on Form 8-K

                 The Registrant filed a Current Report on Form 8-K on June 23, 2000 with respect to the dismissal of KPMG, LLP, and the engagement of Ernst & Young LLP, as its independent auditor for 2000. The Registrant also announced that it had terminated discussions to acquire privately-held onShore, Inc. Netlojix previously announced that it had entered into a non-binding letter of intent with onShore in April 2000.

                 The Registrant filed no other reports on Form 8-K during the quarter ended June 30, 2000.



SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NETLOJIX COMMUNICATIONS, INC.,
                                   a Delaware corporation



                                  By:  /s/ MICHAEL J. USSERY
                                      ------------------------------------
                                      Michael J. Ussery
                                      CHIEF FINANCIAL OFFICER
                                      (Duly Authorized Officer and Principal
                                      Financial Officer)


August 11, 2000

                                  Exhibit Index

Exhibit
Number       Exhibit Description
-------      -------------------
 3.1         Certificate of Incorporation of NetLojix Communications, Inc., as amended.

10.1         Amended Loan and Security Agreement dated as of May 30, 2000, among
             NetLojix Communications, Inc, Remote Lojix/PCSI, Inc., NetLojix Telecom,
             Inc. and Coast Business Credit.

27.1         Financial Data Schedule -Six Months Ended June 30, 2000

27.2         Restated Financial Data Schedule - Six Months Ended June 30, 1999