Form 10-Q
period 2000-09-30
NETLOJIX COMMUNICATIONS INC
filed 2000-11-17
CIK 1005974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

As of November 2, 2000, there were 14,308,423 shares of the Registrant's Common Stock, par value $0.01 per share, issued and outstanding, excluding treasury stock.

                          NETLOJIX COMMUNICATIONS, INC.
                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
Part I.         FINANCIAL INFORMATION

       Item 1.  Financial Statements
                Condensed Consolidated Balance Sheets as of September 30,
                  2000 (Unaudited) and December 31, 1999                                     3
                Condensed Consolidated Statements of Operations for
                  the Three and Nine Month Periods Ended September 30, 2000
                  and 1999 (Unaudited)                                                       4
                Condensed Consolidated Statements of Cash Flows for
                  Nine Month Periods Ended September 30, 2000 and 1999
                           (Unaudited)                                                       5
                Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                                6

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       16

       Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                                      24


PART II.        OTHER INFORMATION

       Item 1.  Legal Proceedings                                                           24

       Item 2.  Changes in Securities and Use of Proceeds                                   25

       Item 5.  Other Information                                                           26

       Item 6.  Exhibits and Reports on Form 8-K                                            26


Signature Page                                                                              27

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30,              DECEMBER 31,
                                                                                         2000                       1999
                                                                                 ----------------------     ----------------------
                                                                                      (Unaudited)
                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                $               662,382                  1,134,625
      Accounts receivable, net                                                               3,365,378                  2,471,941
      Due from affiliates                                                                      622,724                    715,457
      Other current assets                                                                   1,022,894                    982,387
                                                                                 ----------------------     ----------------------
                                 Total current assets                                        5,673,378                  5,304,410
Property and equipment, net                                                                  1,348,331                    917,571
Goodwill, net                                                                                4,880,443                  3,802,307
Other intangables net                                                                        1,998,163                    929,667
Other assets, net                                                                                3,100                      2,466
                                                                                 ----------------------     ----------------------
                                 Total assets                                  $            13,903,415                 10,956,421
                                                                                 ======================     ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and other accrued expenses                              $             3,641,147                  2,317,587
      Accrued network services costs                                                           561,980                    874,830
      Sales and excise tax payable                                                             310,471                    118,503
      Unearned revenue                                                                       1,242,141                    990,699
      Other current liabilities                                                                564,495                    355,609
                                                                                 ----------------------     ----------------------
                                 Total current liabilities                                   6,320,234                  4,657,228

Long term debt                                                                               1,073,720                          -
                                                                                 ----------------------     ----------------------
                                 Total liabilities                                           7,393,954                  4,657,228
                                                                                 ----------------------     ----------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
      Preferred stock, authorized 750,000 shares, $0.01 par value                                    -                          -
      Series A convertible preferred stock, authorized 250,000 shares,
        $0.01 par value, cumulative as to 8% dividends, 147,700 shares issued and outstanding (Liquidation preference of $704,032
        including dividends in arrears)                                                          1,477                      1,477

      Common stock, authorized 40,000,000 shares, $0.01 par value, issued
        14,471,328 and 12,562,741 shares at September 30, 2000
        and December 31, 1999 respectively                                                     144,707                    125,627
      Additional paid in capital                                                            28,476,044                 23,650,546
      Accumulated deficit                                                                  (22,111,138)               (17,476,946)
      Treasury stock, $0.01 par value, 162,905 at  September 30, 2000
        and 151,075 at December 31, 1999                                                        (1,629)                    (1,511)
                                                                                 ----------------------     ----------------------
                                 Total stockholders' equity                                  6,509,461                  6,299,193

                                                                                 ----------------------     ----------------------
                                 Total liabilities and stockholders' equity    $            13,903,415                 10,956,421
                                                                                 ======================     ======================

See accompanying Notes to Condensed Consolidated Financial Statements.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             THREE MONTHS                         NINE MONTHS
                                                          ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                  ----------------------------------    ----------------------------------
                                                        2000              1999               2000               1999
                                                  ----------------   ---------------    ---------------    ---------------
REVENUES                                        $       4,940,077         4,292,072         15,539,111         12,161,481

COST OF REVENUES                                        2,883,424         2,244,104          9,136,734          6,704,199
                                                  ----------------   ---------------    ---------------    ---------------

GROSS MARGIN                                            2,056,653         2,047,968          6,402,377          5,457,282

Operating expenses
      Selling, general and administrative               2,835,003         2,854,211          9,130,691          8,310,933
      Litigation settlement costs                               -                 -            998,121                  -
      Depreciation and amortization                       289,673           249,252            817,369            766,425
                                                  ----------------   ---------------    ---------------    ---------------
         Total operating expenses                       3,124,676         3,103,463         10,946,181          9,077,358

                                                  ----------------   ---------------    ---------------    ---------------
OPERATING LOSS                                         (1,068,023)       (1,055,495)        (4,543,804)        (3,620,076)

Interest (expense)                                        (36,708)          (11,318)           (50,073)           (97,600)
Other income (expense), net                                 9,887             1,317              6,949              9,621
                                                  ----------------   ---------------    ---------------    ---------------
Loss from continuing operations
      before income taxes                              (1,094,844)       (1,065,496)        (4,586,928)        (3,708,055)

Provision for income taxes                                      -                 -                  -                  -
                                                  ----------------   ---------------    ---------------    ---------------

Loss from continuing operations                        (1,094,844)       (1,065,496)        (4,586,928)        (3,708,055)

Loss from  operations of discontinued
      residential long-distance business                        -          (465,288)                 -         (3,009,460)


                                                  ----------------   ---------------    ---------------    ---------------
Loss from discontinued operations                               -          (465,288)                 -         (3,009,460)
                                                  ----------------   ---------------    ---------------    ---------------

NET  LOSS                                       $      (1,094,844)       (1,530,784)        (4,586,928)        (6,717,515)
                                                  ================   ===============    ===============    ===============

Loss from continuing operations
      per common share - basic and diluted      $           (0.08)            (0.11)             (0.35)             (0.38)

Loss from discontinued operations
      per common share - basic and diluted                      -             (0.04)                 -              (0.28)
                                                  ----------------   ---------------    ---------------    ---------------

Net loss per common share - basic and diluted   $           (0.08)            (0.15)             (0.35)             (0.66)
                                                  ================   ===============    ===============    ===============

Weighted average number of
      common shares - basic and diluted                13,861,987        10,738,993         13,444,289         10,588,843
                                                  ================   ===============    ===============    ===============



See accompanying Notes to Condensed Consolidated Financial Statements.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           PERIODS ENDED SEPTEMBER 30,
                                  (unadudited)

                                                                                            2000                  1999
                                                                                    --------------------- ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Loss from continuing operations                                            $           (4,586,928)            (3,708,055)
       Adjustments to reconcile loss from continuing operations
         to cash used by continuing operating activities:
             Depreciation and amortization                                                       817,370                766,425
             Loss on disposition of assets                                                             -                 14,562
             Issuance of warrants for professional services                                      215,713                      -
             Provision for bad debts                                                             374,572                194,371
             Stock compensation expense                                                           62,412                111,657
             Changes in certain operating assets and liabilities:
                    Accounts receivable                                                       (1,078,873)              (734,747)
                    Due from affiliates                                                           92,733                 39,878
                    Federal and State income tax receivable                                            -              1,078,953
                    Other current assets                                                          11,910               (127,018)
                    Accounts payable and accrued liabilities                                     935,910                307,436
                    Net assets related to aquired companies                                                                   -
                                                                                    --------------------- ----------------------
             Cash used by continuing operating activities                                     (3,155,181)            (2,056,538)
             Cash used by discontinued operating activities                                            -                691,942
                                                                                    --------------------- ----------------------
             Cash used by operating activities                                                (3,155,181)            (1,364,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                      (546,734)              (201,157)
       Purchases of property and equipment - discontinued operations                                   -               (461,057)
       Payments received on Note Receivables                                                      30,015                      -
       Cash paid in acquisitions                                                                (359,606)                     -
       Proceeds from sale of property and equipment                                                    -                  1,050
       Proceeds from sale of property and equipment - discontinued operations                          -                  6,600
                                                                                    --------------------- ----------------------
             Cash used by investing activities                                                  (876,325)              (654,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on capital leases                                                      (45,401)               (46,967)
       Principal payments on capital leases-discontinued operations                                    -                (20,886)
       Issuance of common stock on equity line of credit                                               -                 92,499
       Cash proceeds from exercise of options                                                  1,231,804                327,164
       Issuance of Series B preferred stock                                                            -              1,407,325
       Sale of common stock                                                                    1,448,980                      -
       Preferred stock dividend payments                                                         (47,264)               (54,614)
       Borrowings on line of credit - continuing operations                                   11,607,470                752,430
       Payments on line of credit - continuing operations                                    (10,598,779)              (654,076)
       Borrowing on short term note-discontinued operations                                            -              2,000,000
       Borrowings on line of credit - discontinued operations                                          -             22,689,149
       Payments on line of credit - discontinued operations                                            -            (22,979,932)
       Purchase of common stock for treasury                                                     (37,547)               (77,400)
                                                                                    --------------------- ----------------------
             Cash provided by financing activities                                             3,559,263              3,434,692
                                                                                    --------------------- ----------------------

             Net increase (decrease) in cash and cash equivalents                               (472,243)             1,415,532

Cash and cash equivalents at beginning of period                                               1,134,625                911,179
                                                                                    --------------------- ----------------------

Cash and cash equivalents at end of period                                        $              662,382              2,326,711
                                                                                    ===================== ======================

Cash paid during the period:
       Interest - continuing operations                                           $               50,073                 61,211
                                                                                    ===================== ======================
       Interest -discontinuing operations                                                              -                312,855
                                                                                    ===================== ======================

Non cash investing and financing activities:
       Common stock issued for acquistions                                        $            1,893,083                      -
                                                                                    ===================== ======================

See accompanying Notes to Condensed Consolidated Financial Statements.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                           September 30, 2000 and 1999


(1) BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of NetLojix Communications, Inc. and Subsidiaries (the "Company" or "NetLojix") as of September 30, 2000 and 1999 and for the three and nine month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

       On November 30, 1999 the Company sold its wholly-owned subsidiary, Matrix Telecom, Inc. Matrix Telecom represented all of the Company's residential long distance business. As a result of the Company's decision to exit the residential long distance business, the Company's September 30, 1999 condensed consolidated financial statements for the three and nine month periods then ended reflect the Company's residential long distance business as a discontinued operation.

         On September 15, 1999, the Company changed its name to NetLojix Communications, Inc. from AvTel Communications, Inc. This name change was effected by the short-form merger of a wholly-owned subsidiary with and into the Company.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

(2) ACQUISITIONS

         FLASH INTERNET, INC.

         On March 24, 2000, the Company acquired substantially all the assets of Flash Internet, Inc. a privately held Santa Barbara web and Internet development and consulting company. NetLojix issued 30,000 shares of common stock and paid $25,000 for the assets, including accounts receivable, work-in-process and customer lists.

         SMITH TECHNOLOGY SOLUTIONS, INC.

         On August 29, 2000 the Company acquired all the outstanding shares of Smith Technology Solutions, Inc. ("STS"). STS provides local and wide area network design, integration and support, and web-site design and management for mid-sized businesses in California.

         The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based on an estimate of their future value to the Company using a combination of methods including future cash flow and estimated value of the protection of potential lost customers.

         Under the agreement and a related consulting agreement the Company paid cash of $150,000 and issued 250,000 shares valued at approximately $485,000 in exchange for all the outstanding shares of STS. In addition the Company incurred acquisition related expenses of approximately $50,000. The total purchase price was allocated to tangible assets of approximately $152,000 and intangible assets, including customer base of $360,000, covenant not to compete of $100,000 and goodwill of $205,000.

         Goodwill is being amortized over its estimated useful life of fifteen years. The other acquired intangible assets are being amortized over their estimated useful lives of two to five years.

         CW ELECTRONIC ENTERPRISES, INC.

         On September 22, 2000, the Company acquired all the outstanding shares of CW Electronics Enterprises, Inc.("CWE(2)"). CWE(2) provides local and wide area network design, integration and support, and web site design and hosting management for mid-sized businesses in the Midwest.

         The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based on an estimate of their future value to the Company using a combination of methods including future cash flow and estimated value of the protection of potential lost customers.

         Under the agreement the Company paid cash of $150,000 and issued 499,999 shares valued at approximately $1,215,000 in exchange for all the outstanding shares of CWE(2). In addition the Company incurred acquisition related expenses of approximately $60,000. The total purchase price was increased by the net tangible liabilities assumed of $295,000 and intangible assets, including customer base of $760,000, covenant not to compete of $100,000 and goodwill of $855,000.

         Goodwill is being amortized over its estimated useful life of fifteen years. The other acquired intangible assets are being amortized over their estimated useful lives of two to five years.

         These allocations are preliminary and subject to adjustments as the Company completes its review and evaluation of the acquired assets and assumed liabilities.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and STS and CWE(2) as if the acquisitions had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of goodwill and intangible assets.

         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NINE MONTHS ENDED SEPTEMBER 30                 2000              1999
---------------------------------------------------------------------
Revenues                                      $18,132         $15,265
Net loss                                      $(4,735)        $(6,697)
Pro forma net loss per share (basic
   and diluted)                               $  (.33)        $  (.59)

         The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented.

(3) EARNINGS PER COMMON SHARE

         Earnings per common share for the three month and nine month periods ended September 30, 2000 and 1999 are as follows (in thousands, except per share amounts):

LOSS ON CONTINUING                                            THREE MONTHS                         NINE MONTHS
 OPERATIONS PER SHARE -                                     ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
-----------------------                               -----------------------------        ------------------------------
                                                          2000              1999               2000              1999
                                                      -----------       -----------        -----------        -----------
Numerator:
 Net loss                                             $    (1,094)           (1,065)            (4,587)            (3,708)
 Preferred dividends                                           24                46                 47                292
                                                      -----------       -----------        -----------        -----------
   Loss applicable to common
stockholders                                          $    (1,118)           (1,112)            (4,634)            (4,000)
                                                      ===========       ===========        ===========        ===========

Denominator:
 Weighted average number of common shares
used in basic and diluted loss per
common share                                               13,862            10,739             13,444             10,588
                                                      ===========       ===========        ===========        ===========

Basic and diluted loss per common share
                                                      $    (0.08)             (0.11)             (0.35)             (0.38)
                                                      ===========       ===========        ===========        ===========

LOSS FROM DISCONTINUED
 OPERATIONS PER SHARE -
Numerator:
 Net loss                                                      --              (465)                --             (3,009)
                                                      ===========       ===========        ===========        ===========

Denominator:
 Weighted average number of common shares
used in basic and diluted loss per common
share                                                          --            10,739                 --             10,588
                                                      ===========       ===========        ===========        ===========
Basic and diluted loss per common share               $        --             (0.04)                 --             (0.28)
                                                      -----------       -----------        -----------        -----------

NET LOSS PER SHARE - Numerator:
 Net loss                                             $    (1,094)           (1,531)            (4,587)            (6,718)
 Preferred dividends                                           24                46                 47                292
                                                      -----------       -----------        -----------        -----------
 Loss applicable to common
  stockholders                                        $    (1,118)           (1,577)            (4,634)            (7,010)
                                                      -----------       -----------        -----------        -----------

Denominator:
 Weighted average number of common shares
used in basic and diluted loss per common
share                                                      13,862            10,739             13,444             10,588
                                                      ===========       ===========        ===========        ===========
Basic and diluted loss per common share               $     (0.08)            (0.15)             (0.35)             (0.66)
                                                      ===========       ===========        ===========        ===========

         As of September 30, 2000, there are 347,776 potential common shares excluded from the diluted per common share calculation because the effect is determined to be antidilutive.

(4) LITIGATION SETTLEMENT

         On April 19, 2000, the Company reached an agreement in principle to settle all outstanding claims under the class action lawsuit pending against NetLojix and certain of its officers. The agreement between the Company and the plaintiff class was finalized on October 4,2000. This agreement received the preliminary approval of the court on November 8, 2000, but remains subject to passage of a class member notification period, a settlement hearing and the entry of a final order by the court. Under the terms of the settlement, the Company will issue 232,000 shares of common stock and warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $8.00 per share with a term of 2 years. As a result of the preliminary court approval NetLojix is required to pay $150,000 in administrative costs and other expenses in accordance with the settlement agreement. In March 2000, the Company estimated the expense and recorded a charge against earnings of $998,000 and a liability relating to the expected settlement. Upon final settlement and the issuance of the shares and warrants the expense will be adjusted based on the stock price at that time.

(5) STOCKHOLDERS' EQUITY

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

         Under the New Best Connections, Inc. Amended and Restated 1997 Option Plan, in 1997 the Company issued stock options to purchase 1,292,000 shares of common stock at $1.50 per share to certain distributors and agents of Matrix Telecom, Inc. The options were originally granted to facilitate the marketing of residential long distance services. Pursuant to the terms of the option grant, the options became fully vested upon the sale of Matrix Telecom, Inc. in November 1999 and expired on May 22, 2000. The Company recorded commission expense over the vesting period of the option grant totaling $762,000 prior to December 31, 1999. As a consequence of the May 22, 2000 expiration date, 740,253 options were exercised during the nine month period ended September 30, 2000. The Company realized proceeds from the option exercises of $1.1 million. As of September 30, 2000, all vested options have been exercised or cancelled.

         On May 25, 2000, the Company held its annual meeting of stockholders. At that meeting the stockholders approved an amendment to the certificate of incorporation increasing the number of authorized shares of common stock from 20,000,000 shares to 40,000,000 shares.

         As described in Note 2, the Company issued a total of 779,999 shares of common stock in connection with three acquisitions during the nine months ended September 30, 2000.

         ISSUANCE OF COMMON STOCK WARRANTS

         In January, 2000, the Company retained Kaufman Bros., L.P. to act as the Company's financial advisor and investment banker. As compensation for investment banking services provided, the Company paid $25,000 and issued 100,000 warrants to purchase common stock of the Company immediately exercisable at a price of $3.28 with a term of five years. Using the Black-Scholes pricing model, the fair value of the warrants was estimated to be $215,712 which was recorded as an expense during the first quarter of 2000.

         PREFERRED STOCK DIVIDENDS

On January 31, 2000 the Company declared and paid in cash semi-annual dividends of $23,632 to the holders of the Company's Series A convertible preferred stock. On July 31, 2000 the Company declared and paid in cash semi-annual dividends of $23,632 to the holders of the Company's Series A convertible preferred stock.

         STOCK OPTION GRANTS

         In January 2000, the Company granted 840,500 options to employees and directors at an exercise price of $3.28 pursuant to the NetLojix 1998 Stock Incentive Plan. In November 2000, the Company granted an additional 375,000 options to employees at an exercise price of $1.25 pursuant to the same plan. At the Company's annual meeting on May 25, 2000, the stockholders approved an amendment to the 1998 Stock Incentive Plan increasing the number of shares authorized for issuance under the plan by 1,500,000 shares.

(6) AMENDMENT TO SECURED CREDIT FACILITY

         In May 2000, the Company signed an amendment to its secured credit facility with Coast Business Credit. Under the amended line of credit, the Company may borrow up to 75% of eligible receivables (as defined) up to a total amount of $3,000,000. The percentage may be increased to 80% of eligible receivables if the Company reaches certain operational targets. In addition, the line of credit may be used to provide a facility for issuing letters of credit. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% (11.5% at September 30, 2000). Borrowings under the credit facility are secured by substantially all of the Company's assets. As of September 30, 2000 $1,073,720 is outstanding under the credit facility.

(7) DISCONTINUED OPERATIONS

         On November 30, 1999 the Company sold its wholly-owned subsidiary, Matrix Telecom, Inc. Matrix Telecom represented all of the Company's residential long distance business. As a result of the Company's decision to exit the residential long distance business, the Company's September 30, 1999 condensed consolidated financial statements for the three-month and nine-month periods then ended reflect the Company's residential long distance business as a discontinued operation.

         Selected financial information for the residential long distance business discontinued operations are as follows:

                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                                  1999                        1999
                                                            ------------------          -----------------
           Sales                                            $      4,757,955                 15,539,321
           Expenses                                               (5,223,243)               (18,548,781)
                                                            ------------------          -----------------

           Loss before income tax benefit                           (465,288)                (3,009,460)
           Tax benefit                                                    --                         --
                                                            ------------------          -----------------

           Loss from discontinued operations                $       (465,288)                (3,009,460)
                                                            ==================          =================

(8) SEGMENT REPORTING

         The Company's primary business segments are network connectivity, technical support services and application development and hosting. The segmentation is based on the types of services provided. All of the Company's services are targeted toward mid-sized businesses.

         The network connectivity segment includes services that are wide area network connections for Internet, data or voice traffic. The Company provides data and dedicated voice access, business long distance telephone services, corporate calling cards and numerous Internet service options. Telecommunications product offerings include dedicated or leased lines, switched and dedicated long distance, frame relay, ATM, calling cards, and "1-800" services. Internet product offerings within the network connectivity segment include dial-up access, DSL, dedicated access and cable access. This segment includes the Internet connectivity portion of the Company's Southern California based ISP.

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

         The results for the three months and nine months ended September 30, 2000 and 1999 are as follows:

                                                THREE MONTHS ENDED SEPTEMBER 30, 2000
                                     -----------------------------------------------------------------
                                                                        APPLICATIONS
                                        NETWORK         TECHNICAL       DEVELOPMENT
                                     CONNECTIVITY        SUPPORT          AND WEB
                                       SERVICES          SERVICE          HOSTING             TOTAL
                                     -----------       -----------      -----------        ------------
Revenues                             $ 2,696,440         1,654,472          589,163          4,940,076
Gross margin                             990,399           659,423          406,831          2,056,653
Selling, general & administration      2,083,497           431,635          319,860          2,835,003
Depreciation & amortization              123,300           121,667           44,706            289,673
Interest (income) expense                 33,998             4,449           (1,738)            36,709
Other (income) expense                   (10,436)              577                               9,887
Loss from continuing operations
before corporate litigation
settlement                           $(1,239,971)          101,124           44,003         (1,094,844)
                                     ===========       ===========      ===========        ============
Discontinued operations                                                                             --
Corporate litigation settlement                                                                     --
Net loss                             $                                                     $(1,094,844)
                                                                                           ============

EBITDA                               $(1,082,673)          227,240           86,971
                                     ===========       ===========      ===========

Total assets                         $ 5,399,387         7,895,701          608,328         13,903,415
                                     ===========       ===========      ===========        ============

                                                   THREE MONTHS ENDED SEPTEMBER 30, 1999
                                       -----------------------------------------------------------------
                                                                          APPLICATIONS
                                          NETWORK         TECHNICAL       DEVELOPMENT
                                       CONNECTIVITY        SUPPORT          AND WEB
                                         SERVICES          SERVICE          HOSTING             TOTAL
                                       -----------       -----------      -----------        ------------
Revenues                                $2,461,694          1,281,010         549,368           4,292,072
Gross margin                             1,268,141            443,697         336,130           2,047,968
Selling, general & administration        1,565,579            916,014         372,618           2,854,211
Depreciation & amortization                141,290             93,698          14,264             249,252
Interest expense                             6,806              2,965           1,547              11,318
Other (income) expense                      (1,317)                 -               -              (1,317)

Loss from continuing operations           (444,217)          (568,980)        (52,299)         (1,065,496)
                                       -----------       -----------      -----------        ------------

Discontinued operations                 $                                                        (465,288)
                                                                                             ------------

Net loss                                $                                                      (1,530,784)
                                                                                             ------------

EBITDA                                  $ (296,121)         (472,317)         (36,488)
                                       ===========       ===========      ===========

Total assets of continuing operations   $4,029,780         5,418,128          225,484           9,673,392
                                       -----------       -----------      -----------        ------------

Total assets of discontinued
operations                              $                                                       6,338,285
                                                                                             ------------
Total assets                            $                                                      16,011,677
                                                                                             ------------

                                                    NINE MONTHS ENDED SEPTEMBER 30, 2000
                                       ------------------------------------------------------------------
                                                                          APPLICATIONS
                                          NETWORK         TECHNICAL       DEVELOPMENT
                                       CONNECTIVITY        SUPPORT          AND WEB
                                         SERVICES          SERVICE          HOSTING             TOTAL
                                       -----------       -----------      -------------      ------------
Revenues                               $ 8,921,132        4,594,202           2,023,776        15,539,111
Gross margin                             3,294,386        1,791,473           1,316,517         6,402,376
Selling, general & administration        5,819,007        2,321,621             990,063         9,130,691
Depreciation & amortization                382,927          350,378              84,065           817,370
Interest expense                            41,882            8,191                   -            50,279
Other (income) expense                      (8,022)           1,072                   -            (6,950)

Loss from continuing operations        $(2,941,409)        (889,789)            242,389        (3,588,807)
                                       ===========       ===========      =============      =============

Discontinued operations                $                                                                -
                                                                                                        -
                                                                                             -------------

Corporate litigation settlement                                                                  (998,121)

Net loss                               $                                                       (4,586,928)
                                                                                             -------------

EBITDA                                 $(2,516,600)        (538,503)           326,455
                                       -----------       -----------      -------------

                                                     NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                          APPLICATIONS
                                          NETWORK         TECHNICAL       DEVELOPMENT
                                       CONNECTIVITY        SUPPORT          AND WEB
                                         SERVICES          SERVICE          HOSTING             TOTAL
                                       -----------       -----------      -------------      ------------
Revenues                              $ 7,000,247          3,875,543          1,285,691       12,161,481
Gross margin                           23,319,904          1,362,363            775,015        5,457,282
Selling, general & administration       4,468,827          2,926,908            915,198        8,310,933
Depreciation & amortization               414,909            309,102             42,414          766,425
Interest expense                           27,958             64,322              5,320           97,600
Other (income) expense                      3,759            (10,000)          ( (3,380)          (9,621)

Loss from continuing operations        (1,595,549)        (1,927,969)          (184,537)      (3,708,055)
                                       ===========       ===========      =============      ============

Discontinued operations               $                                                       (3,009,460)
                                                                                             ------------

Net loss                              $                                                       (6,717,515)
                                                                                             ============

EBITDA                                $ (,152,682)        (1,554,545)          (136,803)
                                       ===========       ===========      =============

(9) Commitments and Contingencies


         On March 15, 2000 the Company entered into an agreement for switching and transmission facilities. Under the terms of the agreement, the Company is committed to monthly minimum usage of $250,000 per month commencing July, 2000 through March, 2002 or an aggregate minimum usage of $5,250,000 for the life of the contract.

         When the sale of Matrix Telecom was completed on November 30, 1999, the amount of the purchase price received by the Company was subject to reduction based upon a comparison of Matrix Telecom's adjusted stockholders' equity on August 31, 1999, to an amount set forth in the sale agreement. The purchaser has indicated that it materially disagrees with NetLojix's calculation of the reduction. The sale agreement provides that, in the event of a disagreement, the calculation is to be submitted to an independent firm of accountants, to be chosen by the parties, if the parties are unable to resolve the matter. To date, the purchaser has not provided the Company with sufficient explanations for its disagreement nor has it been willing to submit its disagreement to an independent firm of accountants for review. If the dispute is ultimately determined in the purchaser's favor the amount of the long distance credits received by the Company in connection with the transaction would be reduced below the amount calculated by the Company. If the amount exceeds the total of the unused amount of long distance credit, then the Company could be required to pay the purchaser such excess in cash.

         In January 2000, the Company retained Kaufman Bros., L.P. to act as the Company's financial advisor and investment banker. The Company has agreed to compensate the investment banking firm for any financing transactions facilitated by them in the form of a placement fee which will be equal to 5% of the gross proceeds raised from the sale of equity securities plus warrants equal to 3.5% of the shares sold in the transaction at an exercise price of 120% of the price per share of the common stock purchased. A merger fee equal to 3% of the aggregate consideration of the completed transaction will apply if the Company enters into an acquisition transaction involving the ownership of the Company whereby the Company's existing stockholders own less than 50% of the equity of the surviving entity. The initial term of this agreement expired August 31, 2000,and is now automatically renewing for successive one-month periods until terminated in writing by either the Company or Kaufman Bros., L.P.

         The Company, Matrix Telecom, Inc., Ronald L. Jensen and United Group Association, Inc. (an entity affiliated with Mr. Jensen) are defendants in an action pending in the District Court of Dallas County, Texas, which was filed in May, 1999, by E. Craig Sanders. Mr. Sanders was an executive of Matrix Telecom from late 1994 until he was terminated by Matrix Telecom in May 1995. The complaint alleges that Mr. Jensen wrongfully foreclosed on Matrix Telecom stock owned by Mr. Sanders after Mr. Sanders failed to repay a debt to Mr. Jensen. Matrix Telecom then repurchased the stock from Mr. Jensen pursuant to an existing buy/sell agreement with Mr. Sanders. In addition to his claim against Mr. Jensen, Mr. Sanders is apparently seeking 171,548 shares of common stock, or its monetary equivalent, from the Company. The Company has filed an answer denying the allegations of this complaint, and discovery in the matter is under way. Trial has been set for February 12, 2001. The Company intends to defend this complaint vigorously.

         The Company filed suit on April 5, 2000 against Netlogic, Inc. seeking a declaration of non-infringement and cancellation of the trademark registration for NETLOGIC, which Netlogic allegedly obtained from the U.S. Patent and Trademark Office. The Company filed this action after its receipt of a cease and desist letter from Netlogic demanding that the Company cease all usage of the trademark NETLOJIX. Subsequently, Netlogic filed suit against the Company and certain of its subsidiaries alleging trademark infringement. The Company's complaint and Netlogic's complaint will be tried together in the United States District Court for the Southern District of New York. The matter is currently in the discovery phase, and no trial date has been set. The Company intends to aggressively pursue its claims in the actions with Netlogic; however, it is not possible to predict with any certainty the outcome of the litigation.

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

         The complaint alleges that DNS entered into a marketing agreement with Transnational Telesis pursuant to which DNS was to pay certain commissions to Transnational based on the telephone usage of customers obtained for DNS by Transnational. The complaint further alleges that DNS failed to make commission payments that were due. The complaint alleges causes of action for breach of contract, unjust enrichment, punitive damages and attorneys fees, based on the alleged failure to pay commissions, and seeks unspecified damages in excess of $10,000. The Company has initiated discovery from the plaintiff, who has yet to respond. The Company intends to vigorously defend against the action.

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

         The following discussion and analysis should be read in connection with the unaudited condensed consolidated financial statements for the three month and nine month periods ended September 30, 2000 and 1999 of the Company and related notes included elsewhere in this report and the consolidated financial statements and related management discussion and analysis included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1999.

         On September 15, 1999, the Company changed its name to NetLojix Communications, Inc. from AvTel Communications, Inc. This name change was effected by the short-form merger of a wholly-owned subsidiary with and into the Company.

OVERVIEW

         We are a provider of network and hosting infrastructure, web application development and technical support to the mid-size business market. We provide single-source enterprise-wide solutions integrating our complete portfolio of broadband connectivity, hosting, co-location, web application development, system integration, maintenance and voice connectivity. Our network infrastructure and Internet hosting platform employ proprietary as well as existing technologies that enable our customers to outsource their eBusiness initiatives including hosting, co-location, transaction management, bandwidth, data storage, and security.

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

HOSTING AND MANAGEMENT

         We maintain a platform of proprietary management tools integrated with industry leading applications that allow us to offer our customers the most advanced 24 x 7 environment for their eBusiness initiatives. We have a group of technical professionals who are dedicated to producing advanced software technologies that will further enhance our hosting platform. We believe that our developments will dramatically improve our customer's eBusiness presence, and continue to increase server management and hosting reliability.

NETWORK INFRASTRUCTURE

         We own and operate a network of multi-protocol, points-of-presence (mPOPs), which enables high-speed Internet services, data center operation and network interfaces with multiple broadband carriers. The company's mPOPs include multi-service routing technology based on Cisco's 7206 VXR/300 platform. We are employing a "Smart Build" network strategy utilizing national transport providers for IP-based ATM backbone services and co-location facilities. By combining our network facilities in combination with those of our transport partners, we believe that we offer our customers greater network reliability, increased efficiencies and a higher level of customer care. We maintain mPOPs in New York City, San Francisco, Santa Barbara and Los Angeles. We will continue to expand our network by opening new mPOPs in Chicago, Dallas and other markets as we open new sales and service offices in the future.

DESCRIPTION OF REVENUE SEGMENTS

         The Company's operations are divided into three segments: network connectivity, technical support and application development and hosting. The segmentation of the Company is how we manage the day-to-day operations of our business and is based on the types of services we provide. All of our services are targeted toward small to mid-sized businesses.

FINANCIAL INFORMATION PRESENTATION

         On August 29, 2000, we acquired STS a privately-held California corporation based in Pleasant Hill, California, in exchange for 250,000 shares of common stock and $150,000 in cash. On September 22, 2000, we acquired CWE(2), a privately-held Illinois corporation based in Arlington Heights, Illinois, in exchange for 499,999 shares of common stock and $150,000 in cash. Both companies provide local and wide area network design, integration and web-site design and management for mid-size businesses. The acquisitions were accounted for as purchases and, consequently the results of operations of STS and CWE(2) are included in results of operations in the technical support segment since the date of the acquisitions.

         In August, 1999 we decided to exit the residential long distance business and focus exclusively on business customers. As of August 1999, Matrix Telecom, a wholly-owned subsidiary was engaged in the residential long distance telephone business and represented all of the Company's business in this segment. Consequently, effective with the execution of a definitive agreement, the residential long distance operations of Matrix Telecom are reflected as a discontinued operation in the consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999.

Revenues

         Revenues from continuing operations for the three months ended September 30, 2000 were $4.9 million, an increase of 15.0% or $0.6 million from $4.3 million for the three months ended September 30, 1999.

         Network connectivity services revenues, increased $0.2 million to $2.7 million for the three months ended September 30, 2000 from $2.5 million for the three months ended September 30, 1999. Within the network connectivity services segment, data and voice services accounted for all of the increase with Internet services revenues essentially unchanged form the prior year. Data and voice services revenues increased 15.4% from the comparable quarter in 1999. During the current quarter we signed long-term contracts of 1 year or more with several of our major customers representing approximately 47% of our voice and data services business. While the guaranteed minimum usage included in the contracts assures us a revenue stream over the contract terms, certain negotiated rates are below existing rates. One of the contracts, which is effective November 1, 2000, was negotiated at a 14% overall discount to existing rates. Additionally, a customer representing approximately 9.5% of network connectivity services revenues was recently acquired. There can be no assurance that we will be able to retain this business. However, the customer accounted for the majority of our short duration (less the 1 minute) rated calls. These calls generally have a very low margin. Billable revenue minutes for switched traffic increased to 23.0 million from 20.7 million, an increase of 10.1%.

         Internet connectivity services revenues were flat at $0.8 million for the quarter. Demand for dial-up Internet connectivity in the central California area has declined substantially as customers move from traditional dial-up access to broadband access. Competitors for the broadband customers in central California include cable operators, local exchange carriers and national DSL service providers who compete for the residential and small business customer. We have shifted our emphasis away from the residential customer to the small and mid-size business customer and offer broadband Internet services as part of an enterprise solution. We have upgraded our product offerings through partnerships and alliances with major vendors so that we can continue to increase our focus on broadband products.

         Technical support services revenues were $1.7 million for the three months ended September 30, 2000, an increase of 29.2% or $0.4 million over the comparable quarter in 1999. Slightly more than one half the increase was the result of new sales activity, the remainder of the increase or $0.2 million was due to the acquisitions of STS and CWE2 during the current quarter. Revenues from STS were included for one month and CWE2 revenues were included for approximately half of one month. We believe that the acquisitions of STS and CWE2 will continue to positively impact our revenue growth, not only in technical support services, but also in our other segments as we commence cross selling our suite of offerings to the acquired customer bases. IT support services include systems integration, service contract, retainer contracts and help desk outsourcing. The Company has recently integrated the technical support service offerings into total enterprise wide solution in each of its operating regions nationally.

         Application development and hosting services revenues increased slightly to $0.6 million for the three months ended September 30, 2000 from $0.5 million for the comparable quarter in 1999. During the current year, we made a strategic decision to focus our applications development efforts on e-commerce, web centric applications and managed web hosting services which made up approximately 58.6% of our current period segment revenues while this type of revenue only represented 35.8% o the segment revenue in the same period last year. Generally, these services are higher margin services. We expect to increase our focus on web centric applications and have rolled out new proprietary e-commerce tools that will enhance our product offerings. During 1999, a high percentage of our applications development work was centered on CD-ROM based media.

Gross Margin

         Gross margin on continuing operations as a percentage of revenues decreased to 41.6% for the three months ended September 30, 2000 from 47.7% for the three months ended September 30, 1999. Total gross margin from continuing operations was essentially unchanged at $2.0 million for the three months ended September 30, 2000.

         Network connectivity services gross margin as a percent of revenue decreased to 34.6% for the three months ended September 30, 2000 from 51.5% for the three months ended September 30, 1999. Within the network connectivity services segment, data and voice gross margins averaged 21.7% vs. 35.0% in the comparable quarter in 1999. During 1999, we received a credit from one of our major vendors of $0.2 million. The decline in gross margins was primarily due to this credit and the change in the margins realized in Internet services, discussed below.

         Gross margins for Internet services declined to 64.0% during the three months ended September 30, 2000 vs. 83.0% for the comparable 1999 quarter. The decrease from 1999 is primarily attributable to increased network costs relating to high-speed connectivity. We installed 3 new mPops during 2000 which increased our Internet services expenses. Because of the increased capacity provided by the mPops we are currently able to increase customers with minimal additional network costs.

         Technical support services gross margins averaged 39.9% during the quarter ended September 30, 2000 compared to 34.6% for the comparable quarter in 1999. Gross margins in the technical service segment increased due to increased rates charged for our technical services consultants and better utilization. While we may be able to increase retail pricing to offset salary increases, competitive pressures may require us to absorb some of the additional costs in the future.

         Application development and web hosting gross margins were 69.1% during 2000 compared to 61.1% for the comparable quarter in 1999. The increase in gross margin is due primarily to our increased emphasis on web hosting services, e-commerce and web development solutions which are higher margin products.

Selling, General, and Administrative Costs

         Selling, general, and administrative costs from continuing operations decreased slightly to $2.8 million for the three months ended September 30, 2000 from $2.9 million for the three months ended September 30, 1999. As a percentage of revenues, selling, general and administrative costs decreased to 57.5% for the three months ended September 30, 2000 from 66.5% for the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999.

Revenues

         Revenues from continuing operations for the nine months ended September 30, 2000 were $15.5 million, an increase of 27.8% or $3.4 million from $12.2 million for the nine months ended September 30, 1999.

         Network connectivity services revenues, increased $1.9 million to $8.9 million for the nine months ended September 30, 2000 from $7.0 million for the nine months ended September 30, 1999. Within the network connectivity services segment, data and voice services accounted for $1.4 million of the increase with the balance of the increase attributable to Internet services. Data and voice services revenues increased 31.4% from the comparable period in 1999 as the Company significantly expanded its sales of dedicated connectivity services during 2000. Billable revenue minutes for switched traffic increased to 70.6 million from 53.8 million, an increase of 31.2%. The overall increase in switched traffic was partially offset by lower rates for switched traffic.

         Internet connectivity services revenues increased 19.7% to $2.9 million. The increase in revenues is attributable to dedicated Internet access products which include frame relay, cable, ISDN and DSL.

         Technical support services revenues were $4.6 million for the nine months ended September 30, 2000, an increase of $0.7 million or 18.5% over the comparable period in 1999. Approximately $0.2 million of the increase was due to the acquisition of CWE2 and STS late in the third quarter. Approximately $0.3 million of the increase was due to a major contract that was completed in the first and second quarter of 2000. The balance of the increase was due to increased revenues from the cross marketing of technical support services to network connectivity customers and our help desk solution offerings.

         Application development and hosting services revenues increased to $2.0 million for the nine months ended September 30, 2000 from $1.3 million for the comparable period in 1999, a 57.4% increase. During the current year, we made a strategic decision to focus our applications development efforts on e-commerce, web centric applications and managed web hosting services which made up approximately 47.2% of our current period revenues. Generally, these services are higher margin services. We expect to increase our focus on web centric applications and rollout two new proprietary e-commerce tools that will enhance our product offerings. During 1999, a high percentage of our applications development work was centered on CD-ROM based media.

Gross Margin

         Gross margin on continuing operations as a percentage of revenues decreased to 41.2% for the nine months ended September 30, 2000 from 44.9% for the nine months ended September 30, 1999. Gross margin from continuing operations increased $0.9 million to $6.4 million for the nine months ended September 30, 2000 from $5.5 million for the nine months ended September 30, 1999.

         Network connectivity services gross margin as a percent of revenue decreased to 35.5% for the nine months ended September 30, 2000 from 47.4% for the nine months ended September 30, 1999. Within the network connectivity services segment, data and voice gross margins averaged 17.7% vs. 28.8`% in the comparable period in 1999. The decline in gross margins was primarily due to the renegotiation of certain large customer contracts reducing their long distance rates in response to competitive pressures.

         Gross margins for Internet services continues to be strong averaging 73.2% during the nine months ended September 30, 2000 vs. 83.0% for the comparable 1999 period. The decrease from 1999 is primarily attributable to increased network costs relating to high-speed connectivity. We have increased capacity for these services and are currently able to increase customers with minimal additional network costs.

         Technical support services gross margins averaged 39.0% during the nine months ended September 30, 2000 compared to 35.2% for the comparable period in 1999. Gross margins in the technical service segment were improved as our management of technical resource allocation and productivity increased. We were also able to raise certain retail pricing as demand for IT professional services increased. However, salary expense for high demand technicians will likely continue to increase and put downward pressure on margins. While we may be able to increase retail pricing to offset salary increases, competitive pressures may require us to absorb some of the additional costs.

         Application development and web hosting gross margins were 71.5% during 2000 compared to 60.3% for the comparable period in 1999. The increase in gross margin is due primarily to increased emphasis on web hosting, e-commerce and web development solutions which are higher margin products.

Selling, General, and Administrative Costs

         Selling, general, and administrative costs from continuing operations increased $0.8 million to $9.1 million for the nine months ended September 30, 2000 from $8.3 million for the nine months ended September 30, 1999. As a percentage of revenues, selling, general and administrative costs decreased to 58.8% for the nine months ended September 30, 2000 from 68.3% for the nine months ended September 30, 1999.

         Of the increase in selling, general and administrative expenses, $0.2 million is attributable to the non-cash expense associated with warrants issued the Company's investment banker for advisory services. Approximately $0.1 million of the increase is attributable to severance costs. In January 2000, the Company relocated its finance and accounting function to Santa Barbara and paid severance to employees that declined to relocate. The remaining increase in cost was associated with increased professional fees and costs related to expanding the sales force and related expenses including general office expense, rent, utilities and travel expenditures.

Settlement Costs

         On April 19, 2000, the Company reached an agreement in principle to settle all outstanding claims under the class action lawsuit pending against NetLojix and certain of its officers. The agreement between the Company and the plaintiff class was finalized on October 4 ,2000. This agreement received the preliminary approval of the court on November 8, 2000, but remains subject to passage of a class member notification period, a settlement hearing and the entry of a final order by the court. Under the terms of the settlement, the Company will issue 232,000 shares of common stock and warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $8.00 per share with a term of 2 years. As a result of the preliminary court approval, NetLojix is required to pay $150,000 in administrative costs and other expenses in accordance with the settlement agreement. In March 2000, the Company estimated the expense and recorded a charge against earnings of $998,000 and a liability relating to the expected settlement. Upon final settlement and issuance of the shares and warrants, the expense will be adjusted based on the stock price at that time.

Interest Expense

         The Company currently has $1.1 million outstanding under its secured line of credit. During the nine month period ended September 30, 2000 the Company averaged approximately $0.4 million in outstanding borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the Company had cash and cash equivalents of $0.7 million. The Company has an outstanding indebtedness on its line of credit of $1.1 million as of September 30, 2000. For the nine months ended September 30, 2000, the Company reported a net loss from continuing operations of $4.6 million and net cash used in operations of $4.0 million.

         Through September 30, 2000 we used $425,000 of long distance credits received in the sale of Matrix Telecom, Inc. In March, 2000 we discontinued utilizing the long distance credits pending resolution of our outstanding differences with the purchaser of Matrix Telecom. Effective May, 2000, we completed the process of moving our communications traffic from Matrix Telecom to an alternative carrier. As a result, we are unable to utilize approximately $200,000 of long distance credits.

         In May 2000, we amended our secured credit facility with Coast Business Credit. Under the amended line of credit, we may borrow up to 75% of eligible receivables (as defined) up to a total amount of $3.0 million. The percentage may be increased to 80% of eligible receivables if we reach certain operational targets. In addition, the line of credit may be used to provide a facility for issuing letters of credit. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA (11.5% at November 10, 2000) plus 2%. Borrowings under the credit facility are secured by substantially all of our assets. As of November 10, 2000, approximately $1.1 million is outstanding under the credit facility, and approximately $500,000 is available to be borrowed under the formula described above.

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

         During the nine month period ended September 30, 2000, the Company received proceeds of $1.2 million relating to stock option exercises. The option exercises were primarily attributable to stock options granted by the Company in 1997 under the New Best Connections, Inc. Amended and Restated 1997 Option Plan. Under the plan, the Company issued stock options to purchase 1,292,000 shares of common stock at $1.50 per share to certain distributors and agents of Matrix Telecom, Inc. The options were originally granted to facilitate the marketing of residential long distance services. Pursuant to the terms of the option grant, the options became fully vested upon the sale of Matrix Telecom, Inc. and expired on May 22, 2000. The Company recorded commission expense over the vesting period of the option grant totaling $762,000. As a consequence of the May 22, 2000 expiration date, 703,860 options were exercised during the nine month period ended September 30, 2000.

         Historically, our cash flow from operations, our secured borrowings, our private placements of both common and preferred stock and our equity line agreement with Cambois Finance, Inc. have been sufficient to meet working capital and capital expenditure requirements. However, our ability to raise capital by putting common stock to Cambois Finance under the equity line agreement is subject to the satisfaction of several conditions, including a minimum share price. The current price of our stock is below the minimum share price requirement.

         We believe that current public market conditions are not conducive to raising large amounts of additional capital at this time. Therefore, we have taken several steps to conserve cash and reduce operating expenses. These steps include the termination of 30 employees, which was effected on November 9, 2000. While we believe the cost control measures will significantly reduce our monthly cash requirements, we are also exploring other possible sources of cash including the possibility of a private equity placement. After giving effect to the cost control measures, we expect that operating cash flows coupled with the remaining availability under our secured line of credit facility should be sufficient to meet our minimum working capital requirements into the foreseeable future.

         Additionally, an important component of our past growth has been to develop our business through acquisitions. In appropriate circumstances, we may use our capital stock for acquisitions in addition to debt and equity financing. During the nine months ended September 30, 2000, we completed the Flash Internet, STS and CWE(2) acquisitions through the issuance of an aggregate of 779,999 shares of common stock and the payment of $325,000 in cash.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not exposed to material future earnings or cash flow fluctuations, from changes in interest rates on its long-term debt at September 30, 2000. A hypothetical increase of 115 basis points in interest rate (ten percent of the Company's overall borrowing rate) would not result in a material fluctuation in future earnings or cash flow. The Company had not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and is currently not evaluating the future use of such financial instruments.


                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously reported, NetLojix is a defendant in a class action under the federal securities laws (IN RE AVTEL SECURITIES LITIGATION, Case No. 98-9236) currently pending in the United States District Court for the Central District of California.

         On October 4, 2000, NetLojix finalized an agreement to settle all outstanding claims under the class action lawsuit with counsel for the plaintiff class. This agreement received the preliminary approval of the court on November 8, 2000, but is subject to passage of a class member notification period, a settlement hearing and the entry of a final order by the court. The timing for the class notification and settlement hearing is now being considered by the court. Under the terms of the settlement, NetLojix will then issue to the claimant class members 232,000 shares of common stock and warrants to purchase 200,000 shares of NetLojix's common stock at an exercise price of $8.00 per share with a term of 2 years .As a result of the preliminary court approval, NetLojix is required to pay $150,000 in administrative costs and other expenses in accordance with the settlement agreement.

         While NetLojix continues to believe it has strong defenses against the lawsuit, considering the ongoing costs of defending the lawsuit in terms of management time and legal fees as well as the uncertainty associated with a jury trial, the Company believes the settlement is fair and equitable. During the three month period ended March 31, 2000, NetLojix recorded a charge against earnings of $998,000 and a liability relating to the expected settlement.

         NetLojix, Matrix Telecom, Inc. (a former subsidiary of NetLojix), Ronald L. Jensen and United Group Association, Inc. (an entity affiliated with Mr. Jensen) are defendants in an action pending in the District Court of Dallas County, Texas, which was filed in May, 1999, by E. Craig Sanders. Mr. Sanders was an executive of Matrix Telecom from late 1994 until he was terminated by Matrix Telecom in May 1995. The complaint alleges that Mr. Jensen wrongfully foreclosed on Matrix Telecom stock owned by Mr. Sanders after Mr. Sanders failed to repay a debt to Mr. Jensen. Matrix Telecom then repurchased the stock from Mr. Jensen pursuant to an existing buy/sell agreement with Mr. Sanders. In addition to his claim against Mr. Jensen, Mr. Sanders is apparently seeking 171,548 shares of NetLojix's common stock, or its monetary equivalent, from NetLojix.

         NetLojix and Matrix have filed an answer denying the allegations of this complaint, and discovery in the matter is under way. Trial has been set for February 12, 2001. NetLojix intends to defend this complaint vigorously.

         The Company filed suit on April 5, 2000 in the Santa Barbara County Superior Court against Netlogic, Inc., a Delaware corporation having a principal place of business in New York. The action has been transferred to the United States District Court for the Southern District of New York. The Company filed this action after its receipt of a cease and desist letter from Netlogic demanding that the Company cease all usage of the trademark NETLOJIX. The district court action seeks a declaration of non-infringement and cancellation of the trademark registration for NETLOGIC, which the defendant allegedly obtained from the U.S. Patent and Trademark Office.

         Subsequently, Netlogic filed suit against the Company and certain of its subsidiaries in the United States District Court for the Southern District of New York alleging trademark infringement. The complaint seeks an injunction against the use of the trademark NETLOJIX, and various unspecified damages relating to the use of that trademark. The Company believes the claims lack merit.

         The Company's complaint and Netlogic's complaint will be tried together. The matter is currently in the discovery phase, and no trial date has been set. The Company intends to aggressively pursue its claims in the actions with Netlogic; however, it is not possible to predict with any certainty the outcome of the litigation.

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

         The complaint alleges that DNS entered into a marketing agreement with Transnational Telesis pursuant to which DNS was to pay certain commissions to Transnational based on the telephone usage of customers obtained for DNS by Transnational. The complaint further alleges that DNS failed to make commission payments that were due. The complaint alleges causes of action for breach of contract, unjust enrichment, punitive damages and attorneys fees, based on the alleged failure to pay commissions, and seeks unspecified damages in excess of $10,000. The Company has initiated discovery from the plaintiff who has yet to respond. The Company intends to vigorously defend against the action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 29, 2000, NetLojix issued 250,000 shares of its common stock, which were not registered under the Securities Act, and paid $150,000 to the sole shareholder of Smith Technology Solutions, Inc. a privately-held California corporation based in Pleasant Hill, California ("STS"), in exchange for all of the stock of STS and a related consulting agreement. No underwriters were used in this transaction and none of such shares were issued publicly. NetLojix relied on the exemptions from registration provided by
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreement entered into among NetLojix, STS and the sole shareholder of STS contains appropriate investment representations and covenants of such sole shareholder. That person is believed by NetLojix to possess the requisite level of financial sophistication and experience in order to qualify for the exemptions set forth above. NetLojix made available to STS and its shareholder all material information with respect to NetLojix. The shares issued by NetLojix are subject to restrictions on resale pursuant to the agreement among the parties.

         On September 22, 2000, NetLojix issued 499,999 shares of its common stock, which were not registered under the Securities Act, and paid $150,000 to the 15 shareholders of CW Electronic Enterprises, Inc. a privately-held Illinois corporation based in Arlington Heights, Illinois ("CWE(2)"), in exchange for all of the stock of CWE(2). No underwriters were used in this transaction and none of such shares were issued publicly. NetLojix relied on the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreements entered into among NetLojix, CWE(2) and the shareholders of CWE(2) contain appropriate investment representations and covenants of such shareholders. Those persons are believed by NetLojix to possess the requisite level of financial sophistication and experience in order to qualify for the exemptions set forth above. NetLojix made available to CWE(2) and its shareholders all material information with respect to NetLojix. The shares issued by NetLojix are subject to restrictions on resale pursuant to the agreements entered into by the parties.

ITEM 5.  OTHER INFORMATION

         Michael J. Ussery has notified the Company that he will resign his position as the Company's Chief Financial Officer effective November 30, 2000. Mr. Ussery has served as the Company's Chief Financial Officer since May 3, 1999. He joined the Company while the accounting department was based in Fort Worth, Texas. The Company decided to consolidate its accounting department into its California corporate headquarters in early 2000. Mr. Ussery has decided not to relocate his family to California and will leave the Company upon his resignation. Craig R. Clark, the Company's Vice President of Business Development will assume the position of interim Chief Financial Officer while the Company's Board of Directors reviews alternatives. Mr. Ussery has offered his support and services to the Company to facilitate the transition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              2.1 Agreement and Plan of Reorganization dated as of
                  September 19, 2000, among the Registrant, CW
                  Electronic Enterprises, Inc., CWE Acquisition
                  Corporation and Duane E. Werth and Karen L. Werth.
                  (Incorporated by reference to Exhibit 2.1 to
                  Registrants Current Report on Form 8-K dated
                  September 22, 2000).
             10.1 Stipulation of Settlement dated as of October 4,
                  2000, among the Registrant and the representative
                  plaintiffs in the securities class action pending in
                  the United States District Court for the Central
                  District of California (IN RE AVTEL SECURITIES
                  LITIGATION, Case No. 98-9236).
             27   Financial Data Schedule - Nine Months Ended September 30, 2000

         (b) Reports on Form 8-K
             The Registrant filed a Current Report on Form 8-K on October 5, 2000 (event date September 22, 2000) with respect to the acquisition of CW Electronic Enterprises, Inc.

             The Registrant filed no other reports on Form 8-K during the quarter ended September 30, 2000.


SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NETLOJIX COMMUNICATIONS, INC.,
                                   a Delaware corporation



                                  By: /s/ MICHAEL J. USSERY
                                      --------------------------------------
                                      Michael J. Ussery
                                      CHIEF FINANCIAL OFFICER
                                      (Duly Authorized Officer and Principal
                                      Financial Officer)


Dated: November 16, 2000

                                  Exhibit Index


EXHIBIT
NUMBER       EXHIBIT DESCRIPTION
-------      -------------------

2.1          Agreement and Plan of Reorganization dated as of September 19,
             2000, among the Registrant, CW Electronic Enterprises, Inc., CWE
             Acquisition Corporation and Duane E. Werth and Karen L. Werth.
             (Incorporated by reference to Exhibit 2.1 to Registrants Current
             Report on Form 8-K dated September 22, 2000)
10.1         Stipulation of Settlement dated as of October 4, 2000, among the
             Registrant and the representative plaintiffs in the securities class action pending in the United States District Court for the
             Central District of California (IN RE AVTEL SECURITIES LITIGATION,
             Case No. 98-9236).
27           Financial Data Schedule - Nine Months Ended September 30, 2000