Form 10-K
period 2000-12-31
NETLOJIX COMMUNICATIONS INC
filed 2001-04-02
CIK 1005974

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Fiscal Year Ended: December 31, 2000

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

Common Stock Par Value $0.01
- -----------------------------
(Title of class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)
of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $1,740,274, computed at the last sale price of such Common Stock on The Nasdaq SmallCap Market as of March 28, 2001.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 28, 2001, there were 14,318,423 shares of the Registrant's Common Stock, par value $0.01, issued and outstanding, excluding treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

        TABLE OF CONTENTS


ITEM NUMBER                                               PAGE NUMBER
- -----------                                               -----------
PART I

1        Business                                               2

2        Properties                                            18

3        Legal Proceedings                                     19

4        Submission of Matters to a Vote of Security Holders   21

PART II

5        Market for Common Equity and Related Stockholder
         Matters                                               21

6        Selected Financial Data                               22

7        Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   24

7A       Quantitative and Qualitative Disclosures about
         Market Risk                                           35

8        Financial Statements and Supplementary Data           35

9        Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                   36

PART III

10       Directors and Executive Officers of the Registrant    36

11       Executive Compensation                                39

12       Security Ownership of Certain Beneficial Owners and
         Management                                            44

13       Certain Relationships and Related Transactions        46

14       Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                   47

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

BACKGROUND

GENERAL

         NetLojix is a provider of network and hosting infrastructure, web application development and technical support to the business market. We provide single-source enterprise-wide solutions integrating our complete portfolio of broadband connectivity, hosting, co-location, web application development, system integration, maintenance and voice connectivity. Our network infrastructure and Internet hosting platform employ proprietary as well as existing technologies that enable our customers to outsource their eBusiness initiatives including hosting, co-location, transaction management, bandwidth, data storage, and security.

         Our offices and support teams provide design, implementation and management of wide area networks (WANs), local area networks (LANs) and electronic commerce or "eBusiness" solutions, including frame relay, digital subscriber line (DSL), Internet-based virtual private networks (iVPN), voice products transported via the Internet Protocol (VOIP) as well as traditional voice products and Internet access. We offer these services on a stand-alone basis or bundled as part of a total, enterprise-wide solution. We believe that businesses will continue to outsource more of their network infrastructure, systems, server management and system support to companies like NetLojix. Our strategy is to establish NetLojix as an industry leader of hosting and total network management for the mid-size business market by providing a complete, enterprise-wide solution and positioning NetLojix as our customers' "Technology Partner". We believe that our strategy will facilitate the migration of our customer's servers and eBusiness applications off-site and into the NetLojix network.

HISTORY

         The company now known as NetLojix was incorporated on October 31, 1981. Prior to October 23, 1996, NetLojix conducted operations under the name "Hi, Tiger International, Inc." On October 23, 1996, Hi, Tiger International, Inc. acquired AvTel Holdings, Inc, a California corporation. We changed our name to "AvTel Communications, Inc." and implemented a complete change in our board of directors and executive management. As a result of the acquisition, we began to change the focus and the direction of NetLojix. In the intervening years, we have developed a sales and operational strategy to position us as an eBusiness enabler providing advanced Internet, data, and voice connectivity, technical support and application hosting services to the mid-size business market. We now categorize our sources of revenue into three areas: network connectivity, technical support and application hosting and development. We have made additional acquisitions in each of these areas.
These acquisitions are identified below:

NETWORK CONNECTIVITY

|_| In November, 1996, we acquired Silicon Beach Communications, Inc., a provider of Internet services application development and hosting services based in Santa Barbara, California.
|_| In February, 1997, we acquired WestNet Communications, Inc., a Ventura, California Internet service provider. Following completion of this acquisition, we began to integrate the customer bases, network facilities and other operations of Silicon Beach Communications and WestNet Communications in order to achieve efficiencies and economies of scale.
|_| On December 1, 1997, we acquired Matrix Telecom, a privately-held Texas corporation. At the time of the acquisition, Matrix Telecom was a provider of long distance telephone services to both business and residential customers. See "Background--Acquisition of Matrix Telecom" below. This acquisition provided us with certain carrier agreements, regulatory approvals, licenses, provisioning capabilities and an expanded customer base. Subsequent to the acquisition, we realigned Matrix Telecom to include only residential customers. On November 30, 1999, we sold Matrix Telecom representing all of our residential customer base.
     See "Sale of Matrix Telecom" below.

TECHNICAL SUPPORT SERVICES

|_| In November, 1998, we acquired Remote Lojix/ PCSI, Inc., a privately-held corporation based in New York, which is a provider of system integration and local area network services to corporate customers primarily in the eastern United States. This acquisition provided us with the necessary sales, technical resources and service capabilities to initiate our strategy to provide technical support services to our existing and new customers.
|_| In August, 2000, we acquired Smith Technology Solutions, Inc., a privately-held corporation based in Northern California which provides technical support services to corporate customers, primarily in California.
|_| In September, 2000, we acquired CW Electronic Enterprises, Inc., a privately-held corporation based in Chicago which provides technical support services to corporate customers, primarily in Illinois.

APPLICATION DEVELOPMENT AND HOSTING

|_| On September 25, 1998, we acquired Digital Media International, Inc., a privately-held corporation based in Santa Barbara, California, which developed software for educational, entertainment and other applications. During 2000, we reduced our focus and capabilities in this area.

CORPORATE NAME CHANGE

         On September 15, 1999, we changed our name to NetLojix Communications, Inc. NetLojix was chosen to reflect our focus on providing enterprise-wide network solutions including communications services and information technology
(IT) support. This name change was effected by the short-form merger of a wholly-owned subsidiary with and into NetLojix.

ACQUISITION OF MATRIX TELECOM

         We acquired Matrix Telecom through a stock for stock exchange which was completed on December 1, 1997. In exchange for 100% of the outstanding stock of Matrix Telecom, the Matrix Telecom shareholders received 9,582,000 shares of newly issued common shares of NetLojix, representing approximately 83.9% of the issued common stock of NetLojix. For accounting purposes, the acquisition was treated as a reverse acquisition with Matrix Telecom as the acquirer.

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

         Under the terms of the registration rights and lockup agreement, we are required to use our best efforts to file a shelf registration statement providing for the sale by such stockholders of all securities issued to them in connection with the stock exchange agreement, if requested by such stockholders. We must also use reasonable efforts to keep the shelf registration statement effective on a continuous basis until either (1) all of the shares of common stock are sold or (2) all of the shares of common stock could be sold in a single transaction pursuant to Rule 144 of the Securities Act of 1933. These stockholders may also require us to undertake up to two additional demand registrations of their securities if the shelf registration is not in place. We must pay all costs and expenses of both shelf and demand registrations (excluding any underwriting discounts and fees of counsel to the stockholders

         As of March 28, 2001, no stockholders have requested NetLojix to file a shelf registration and consequently, the shares remain unregistered. NetLojix's obligations under the registration rights and lockup agreement relate to a total of 6,180,000 shares of NetLojix stock held by the following shareholders: Ronald L. Jensen (329,000 shares), Gladys Jensen (732,000 shares), James J. Jensen (800,000 shares), Jami J. Jensen (852,000 shares), Janet J. Jensen (828,000), Jeffrey J. Jensen (852,000 shares), Julie J. Jensen (852,000 shares), Jenesis Group (187,000 shares), The Janet Foundation (24,000 shares), The OUI Foundation (76,000 shares), The Chasdrew Foundation (24,000 shares), John E. Allen (125,000 shares), Anthony E. Papa (250,000 shares) and James P. Pisani (250,000 shares).

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

         SALE OF MATRIX TELECOM

         After the purchase of Matrix Telecom, we began to realign our business along customer-oriented business segments. The business customers that were acquired in the Matrix Telecom acquisition were moved to the business markets segment which left Matrix Telecom focused almost exclusively on residential long distance customers.

         After the time of the share exchange, competitive pressures within the residential long distance market increased dramatically. Pricing pressures reduced retail pricing of long distance products. These factors, similar in nature to those affecting all resellers of long distance telephone services, together with our discontinuation of non-cost effective telemarketing and direct mail marketing, resulted in significant decreases in revenue. This business became overwhelmingly competitive with unprecedented downward pricing pressure and rising customer attrition rates. We also believe that the challenges we experienced in this area overshadowed the substantial growth we experienced in providing data communications services and information technology support to businesses.

         In August, 1999 we decided to exit the residential long distance business. Our decision was driven by our desire to maximize our focus on our core competency of providing enterprise network solutions to business customers. The sale of Matrix Telecom was the result of our decision to exit the residential long distance business.

         On November 30, 1999, we sold all of the stock of Matrix Telecom to Matrix Acquisition Holdings Corp., a wholly-owned subsidiary of Platinum Equity Holdings, LLC. The transaction was completed under a Stock Purchase Agreement dated August 31, 1999, as amended. The purchase price for the Matrix Telecom stock was valued at $6,052,000. There were four components to the purchase price. First, we received a credit against future charges incurred for long distance wholesale telephone traffic pursuant to our service contract with Matrix Telecom. We calculated the amount of this credit to be $614,000. Second, the parties eliminated $4,190,000 in intercompany indebtedness owed to Matrix Telecom by NetLojix. Third, we retained federal income tax refunds paid to or due Matrix Telecom in the total amount of $1,248,000. Fourth, we obtained the possibility of receiving a cash payment based upon Matrix Telecom's Internet service customer base (a service which Matrix Telecom has since discontinued). In addition, we received an indemnity from Platinum against certain claims or liabilities arising under our secured credit facility with Coast Business Credit. We also were released by Coast Business Credit from any claims or liabilities relating to borrowings secured by the assets of Matrix Telecom.

         The amount of the final purchase price is subject to adjustment based on finalization of a balance sheet for Matrix Telecom as of August 31, 1999 and agreement by both parties. We completed the balance sheet and we were notified by Platinum that it materially disagreed with the closing balance sheet that we prepared. We attempted to negotiate a settlement of the balance sheet items in disagreement, but were unsuccessful. To date, the buyer has resisted submitting the matter to an independent firm of accountants chosen by the parties for final resolution, as required by the contract. At this time, we believe that the ultimate resolution of the items in dispute will not materially effect the recorded gain.

         In connection with the sale, we agreed not to engage in the provision of residential long distance telephone services within the United States prior to August 31, 2002. However, we continue to provide long distance service to our business customers. During the same period we are also prohibited from, directly or indirectly, soliciting the employment of or hiring certain employees of Matrix Telecom.

                  The sale of Matrix Telecom was the result of NetLojix's decision in August, 1999 to exit the residential long-distance business. Consequently, the residential long-distance business has been reflected as a discontinued operation and all prior period amounts have been restated.

BUSINESS OF THE COMPANY

         We provide network technology and management services that enable small to mid-sized businesses to effectively operate in the increasingly complex world of electronic commerce and communications. The services we provide include advanced Internet, data, and voice connectivity, technical support and application development and hosting services. We are a single-source provider of enterprise network solutions integrating our complete portfolio of broadband connectivity; applications development and hosting; and system integration and maintenance. Our offices and support teams provide design, implementation and management of LAN, WAN and eBusiness solutions, including frame relay, DSL, iVPN, VOIP and Internet access. We offer these services on a stand-alone basis or bundled as part of a total solution.

SERVICES

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

         NetLojix is organized into three primary business segments: network connectivity, technical support services and application development and hosting. The network connectivity segment, which accounted for 55.9% of NetLojix's revenue for the year ended December 31, 2000, includes traditional long distance services, calling card, dedicated voice and data access and numerous Internet service options. The technical support services segment accounted for 31.5% of NetLojix's revenues in 2000. This segment's services include flat-fee maintenance contracts, prepaid time block retainers, help desk management contracts, LAN installations, warranty repairs and a small amount of hardware sales. The final segment is applications development and hosting services, which contributed 12.6% of 2000 revenue. Its services include producing, designing, and programming creative multimedia applications that can be produced as a web application or a stand alone application as well as web hosting services.

         MPOP STRATEGY. In early 2000, we began to implement a facilities-based network strategy which included the deployment of multi-service points-of-presence ("mPOPs") in select target markets. mPOPs are router-based network access points that allow us to provide services we currently do not provide in certain markets, give us greater control over portions of the network we provision for our customers and therefore provide a higher quality of service. We utilize local access providers including local exchange carriers ("LEC's"), competitive local exchange carriers ("CLEC's"), DSL providers and wireless carriers to interconnect customer locations with our mPOP network. Each mPOP is connected to the Internet through high-speed, broadband facilities provided by alternative carriers. The mPOP strategy provides us with additional transport facilities for other frame relay and ATM data services. Each mPOP is equipped with, among other things, Cisco data routing equipment and other systems as required to provide transport and hosting services. mPOPs provide NetLojix greater network flexibility and control and cost benefits in providing certain data services to our customers.

         We currently operate mPOPs in Santa Barbara, San Francisco and Los Angeles, California and New York, New York. We also operate nine smaller virtual points-of-presence on the Central Coast of California.

         NetLojix will continue to evaluate network deployment opportunities relative to what is available in the carrier resale arena.

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

         STRATEGY. The implementation of our strategy involves the marketing of products and services integrated into enterprise-wide network solutions for business customers. These enterprise-wide solutions include network design, system integration and technical support, wide area network connectivity, voice connectivity, Internet access and Web development, hosting and co-location. NetLojix's sales and marketing activities result in monthly, recurring revenues from networking customers under term agreements. Our sales strategy includes in-house direct sales professionals and, on a limited basis, an agent program through which we distribute our services through value-added resellers (VARs) of information technology products. We leverage the existing customer relationships of these VARs gaining more immediate access to a wider group of prospective customers and greater credibility in the sales process. Additionally, this VAR channel becomes the service organization for our business customers requiring on-site repair and maintenance visits in remote markets.

CUSTOMERS

         Our customers are primarily small to mid-size business owners and are located in many geographic regions of the United States. There are slight concentrations around NetLojix's offices in New York, Chicago, Fort Worth, Texas and California. For the twelve months ended December 31, 2000, one customer (S.G. Cowen) in the Technical Support Services segment comprises approximately 11.8% of the Company's revenue.

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

         In order to continue providing long distance telephone services to our business customers after the sale of Matrix Telecom, we formed NetLojix Telecom, Inc., a wholly-owned subsidiary of NetLojix, which has obtained Section 214 authority from the Federal Communications Commission and operating authority from all 49 states in which Matrix Telecom was qualified or registered.

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

INTELLECTUAL PROPERTY

         We use several unregistered trademarks in our marketing materials. These include NetLojix(TM), mPOP(TM), Silicon Beach(TM), WestNet Communications(TM), Remote Lojix(TM), Addictive Media(TM) and Digital Meteor(TM), which WE MAY Seek to register. While these trademarks are important to our business, we do not believe that failure to register these trademarks poses any material risk of infringement on our rights to use such trademarks. We are currently in litigation with Netlogic, Inc. in connection with our use of the name NetLojix. See "Item 2. Legal Proceedings," below.

EMPLOYEES

         As of March 15, 2001, NetLojix and our subsidiaries had 129 full-time employees. None of the employees are represented by a union. We supplement our work force from time to time with contractors, administrative personnel through employment agencies, and part time employees. We believe that we have good relations with our employees.

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

         WE HAVE EXPERIENCED SIGNIFICANT LOSSES FROM CONTINUING OPERATIONS IN EACH OF THE LAST THREE YEARS AND WE MAY CONTINUE TO EXPERIENCE LOSSES FOR THE FORESEEABLE FUTURE

         We have incurred significant losses from continuing operations in each of the last three years and we may continue to lose money for the foreseeable future. We have not generated enough revenue to offset the substantial amounts that we have spent to grow our business, and we plan to continue to incur significant expenses.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL

         Historically, our cash flow from operations, our secured borrowings, our private placements and our equity line agreement with Cambois Finance, Inc. have been sufficient to meet working capital and capital expenditure requirements. However, we currently cannot utilize the equity line without the agreement of Cambois.

         We have taken several steps to conserve cash and reduce operating expenses. These steps include the termination of 30 employees, which was effected on November 9, 2000. After giving effect to the cost control measures, we expect that operating cash flows coupled with the remaining availability under our secured line of credit facility should be sufficient to meet our minimum working capital requirements into the foreseeable future. While we believe the cost control measures will significantly reduce our monthly cash requirements, we are also exploring other possible sources of cash including the possibility of a private equity placement. However, our current low stock price and our possible delisting from The Nasdaq SmallCap Market (described below) present substantial obstacles to additional private placements.

THE STOCK PRICE IS VOLATILE

         Trading in our stock was halted by Nasdaq after the close of trading on November 12, 1998, through the close of trading on November 13, 1998, as a result of an unusual upsurge in its stock price and trading volume. See "Business - Legal Proceedings." The trading volume of the common stock has been variable, but often low. As a result, relatively small trades may significantly affect the market price of the common stock. The market price of the shares of common stock has been highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, announcements of potential acquisitions, changes in regulations, activities of the largest domestic providers, industry consolidation and mergers, conditions and trends in the market, adoption of new accounting standards affecting the industry, changes in recommendations and estimates by securities analysts, general market conditions and other factors. The possible delisting of our stock from The Nasdaq SmallCap Market could worsen this volatility. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of emerging growth companies like NetLojix. Many of these factors are beyond our control.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED IF WE ARE DELISTED FROM THE NASDAQ SMALLCAP MARKET BECAUSE WE FAILED TO CONTINUE TO MEET THE LISTING STANDARDS

         On March 23, 2001, we received a Nasdaq staff determination indicating that NetLojix fails to comply with the net tangible assets and minimum bid price requirements for continued listing on The Nasdaq SmallCap Market. As a result NetLojix's stock is therefore subject to delisting from The Nasdaq SmallCap Market. On March 28, 2001, we requested a hearing before a Nasdaq listing qualifications panel to review the staff determination. A hearing has been scheduled for May 11, 2001. NetLojix's stock will continue to be listed on The Nasdaq SmallCap Market pending the panel's decision. There can be no assurance that the panel will grant NetLojix's request for continued listing. If NetLojix's stock is delisted, it will be eligible for quotation on the OTC Bulletin Board. We expect that, upon delisting, the price, volume of transactions, and liquidity of the common stock would, in all likelihood, be adversely affected.

WE ARE A DEFENDANT IN A SECURITIES CLASS ACTION LITIGATION

         As noted above, on November 12, 1998, we experienced an unusual upsurge in our stock price and trading volume. This unusual event has triggered the initiation of class action litigation under the federal securities laws. We have entered into a settlement agreement with counsel for the plaintiff class. However, this settlement has not been finalized. See "Business-Legal Proceedings." If the settlement is not consummated, our operating results and financial condition could be adversely affected by an adverse outcome of this litigation. Even if we prevail in the litigation, the expenses of the defense could have a material adverse effect on our operating results and financial condition.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY

         In September 1999, we integrated our services under a single enterprise network solutions offering. Previously, our telecommunications services, IT services, Internet services and applications hosting services were marketed separately under separate company names and marketing channels. We believe there are significant opportunities for our single source strategy for the mid-sized business. However, the industries in which we compete are intensely competitive and subject to rapid change.

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

REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS

         Our business is subject to various federal and state laws, regulations, agency actions and court decisions, some of which impose prior certification, notification, registration and/or tariff requirements. As noted above, NetLojix Telecom, a subsidiary of NetLojix, has Section 214 authority from the Federal Communications Commission and operating authority from 49 states. Certificates of authority can generally be conditioned, modified or revoked by state regulatory authorities for failure to comply with state laws and regulations. Fines and other penalties may be imposed. The loss of a certificate of authority or the imposition of fines or other penalties could have a material effect on our business, operating results and financial condition. In addition, future changes in any of these sources of regulation could have a material adverse effect on our business, operating results and financial condition.

OUR EXECUTIVE OFFICERS, DIRECTORS AND EXISTING STOCKHOLDERS WILL HAVE THE ABILITY TO EXERCISE SIGNIFICANT CONTROL

         Executive officers, directors and members of their families beneficially own, in the aggregate, approximately 49% of our outstanding common stock. These stockholders will be able to exercise effective control over all matters requiring approval by our shareholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control, which could negatively affect the stock price.

FUTURE SALES OF COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE

         If requested by certain shareholders, we are required to register for resale 6,180,130 shares of common stock that are held by executive officers and directors of NetLojix, members of their families and certain charitable foundations, pursuant to a registration rights and lockup agreement. The market price of our common stock could decline as a result of sales of a large number of shares of NetLojix common stock in the market, or the perception that such sales could occur. These sales might also make it more difficult for us to sell equity securities in the future at a time that we consider appropriate.

THE ISSUANCE OF SHARES UNDER THE EQUITY LINE AGREEMENT MAY DILUTE OUR COMMON STOCKHOLDERS AND ADVERSELY AFFECT THE STOCK PRICE

         On April 23, 1999, we entered into an equity line agreement with Cambois Finance, Inc., a British Virgin Islands corporation engaged in the business of investing in publicly-traded equity securities. Under the equity line agreement, subject to the satisfaction of certain conditions, we may issue or sell, from time to time, up to an aggregate of $13,500,000, after deducting discounts, of our common stock. NetLojix has sold an aggregate of $2,000,000 of common stock to Cambois Finance under the equity line agreement; however, NetLojix has not sold any shares to Cambois under the equity line agreement since December 1999. The equity line agreement provides that the number of shares that can be put to Cambois Finance is based on a floating rate that will be below the market price of the common stock. As a result, the lower the stock price goes, the more common stock that Cambois Finance receives. The following table illustrates the number of shares that NetLojix would be required to issue if it chooses to raise additional capital under the equity line, at various assumed prices pursuant to the equity line agreement, subject to the limitations described in the text following the table, and the percentage of outstanding stock that would be owned by existing stockholders as a result of the issuance of NetLojix common stock at the indicated price. NetLojix currently does not have the ability to put any shares to Cambois without Cambois's agreement. The table is for illustrative purposes only, and you should not assume that it represents NetLojix's "best guess" of the range of future prices.


         ASSUMED             SHARES ISSUABLE UNDER THE          OWNERSHIP OF EXISTING
   NETLOJIX LOW CLOSING             EQUITY LINE             STOCKHOLDERS AS A RESULT OF
       BID PRICE(1)                  AGREEMENT                    SHARE ISSUANCE(2)
      $0.0547                      236,276,083                      5.71%
      $0.1094                      118,138,042                      10.80%
      $0.1641                       78,758,694                      15.37%
      $0.2188(3)                    59,069,021                      19.50%
      $0.2734                       47,255,217                      23.24%
      $0.3281                       39,379,347                      26.65%
      $0.3828                       33,753,726                      29.77%

- --------------

(1) NetLojix does not have the right to put common stock to Cambois unless the low closing bid price determined at the date of the put is at least $2.26.
(2)  Based on 14,318,423 shares outstanding on March 28, 2001.
(3) Low closing bid price for a share of NetLojix common stock on March 28, 2001.

         Notwithstanding the conversion formulas, in order to comply with the listing requirements of the Nasdaq SmallCap Market the equity line agreement provides that, without a vote of NetLojix's common stockholders, NetLojix may not issue more than 2,104,000 shares of common stock in the aggregate to Cambois Finance under the equity line, which number of shares is equal to 19.96% of the outstanding shares of NetLojix common stock on the date of the equity line agreement. As of March 28, 2001, NetLojix had sold an aggregate of 1,067,000 shares to Cambois Finance under the equity line agreement. As a result, NetLojix could sell up to an additional 1,037,000 shares to Cambois Finance without obtaining stockholder approval. In order to issue shares in excess of that amount under the equity line agreement, NetLojix would have to register additional shares with the Securities and Exchange Commission, as well as obtain stockholder approval. If NetLojix is delisted from The Nasdaq SmallCap Market, NetLojix will be unable to utilize the equity line agreement without Cambois's approval even if the bid price for NetLojix's stock goes above $2.26 per share.

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


                                                                                         CURRENT MONTHLY
      LOCATION                              SQUARE FEET         EXPIRATION DATE(2)       RENT(1)
      501 Bath Street                           6,798                 March 2003              $12,353
      Santa Barbara, CA

      104 West Anapamu (3)                      5,432                November 2001             $8,826
      Suites C, D, E & M
      Santa Barbara, CA

      1024 Serpentine Lane                      2,862                  July 2003               $5,152
      Suite 107
      Pleasanton, CA

      70 West 36th St.                          2,500                December 2002             $5,000
      Suite 605
      New York, NY

      38 East 32nd St.                          4,400                February 2004             $4,583
      8th Floor
      New York, NY

      1600 Parkwood Circle (4)                  2,190                December 2001             $3,890
      Suite 603
      Atlanta, GA

      519 W. Golf Road                          5,850                October 2006              $3,778
      Arlington Heights, IL

      2333 Mill Creek Drive                     1,643                February 2002             $3,532
      Suite 120
      Laguna Hills, CA

      7001 Grapevine Highway                    3,183                  May 2005                $3,382
      Suite 525
      North Richland Hills, TX

- ---------------------
(1)  All amounts shown are on a triple net basis.
(2)  Subject to certain renewal options held by NetLojix.
(3) Expires as to the majority of the space in November 2001. Expires as to other portions of the space in April 2002 and May 2005. Approximately half of the space is subleased to an unrelated third party for the balance of the lease term for $4,291 per month.
(4) Subleased to an unrelated third party for the balance of the lease term for $3,385 per month.

         In addition, NetLojix leases two other facilities, primarily as sales offices. The rent on these facilities is less than $3,000 per month per facility.

ITEM 3. LEGAL PROCEEDINGS

         As previously reported, NetLojix is a defendant in a class action under the federal securities laws (IN RE AVTEL SECURITIES LITIGATION, Case No. 98-9236) currently pending in the United States District Court for the Central District of California.

         On October 4, 2000, NetLojix finalized an agreement with counsel for the plaintiff class to settle all outstanding claims under the class action lawsuit. This agreement received the preliminary approval of the court on November 8, 2000, and NetLojix thereafter paid $150,000 for administrative costs and other settlement implementation expenses. Notice of the settlement was distributed to potential class members on March 19, 2001. The court will hold a hearing, now scheduled for May 14, 2001, to consider the entry of a final order of dismissal and approval of the settlement. If so approved, NetLojix will then issue for distribution to the claimant class members, and payment of any plaintiffs attorneys' fees and litigation expenses as the court may award, 232,000 shares of common stock and warrants to purchase 200,000 shares of NetLojix's common stock at an exercise price of $8.00 per share with a term of 2 years.

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

         NetLojix and Matrix Telecom have filed an answer denying the allegations of this complaint. Discovery in the matter has been completed, and each side has filed a motion for summary judgment NetLojix expects that the summary judgment motions will be heard by the court on April 5, 2001. Trial is set for April 16, 2001. NetLojix intends to defend this complaint vigorously.

         NetLojix filed suit on April 5, 2000 in the Santa Barbara County Superior Court against Netlogic, Inc., a Delaware corporation having a principal place of business in New York. The action has been transferred to the United States District Court for the Southern District of New York. NetLojix filed this action after its receipt of a cease and desist letter from Netlogic demanding that NetLojix cease all usage of the trademark NETLOJIX. The district court action seeks a declaration of non-infringement and cancellation of the trademark registration for NETLOGIC, which the defendant allegedly obtained from the U.S. Patent and Trademark Office.

         Subsequently, Netlogic filed suit against NetLojix and certain of its subsidiaries in the United States District Court for the Southern District of New York alleging trademark infringement. The complaint seeks an injunction against the use of the trademark NETLOJIX, and various unspecified damages relating to the use of that trademark. NetLojix believes the claims lack merit.

         NetLojix's complaint and Netlogic's complaint will be tried together. The matter is currently in the discovery phase, and no trial date has been set. NetLojix is currently in settlement discussions with Netlogic, but there is no assurance the matter can be settled on satisfactory terms. In the absence of a satisfactory settlement, NetLojix intends to aggressively pursue its claims in the actions with Netlogic; however, it is not possible to predict with any certainty the outcome of the litigation.

         In June 2000, Ellen Dawson, a former employee of NetLojix, filed suit against NetLojix in the Superior Court for Orange County, California, alleging gender discrimination and retaliation. Ms. Dawson is apparently seeking damages (including punitive damages) in excess of $450,000 together with her attorney's fees. NetLojix believes that Ms. Dawson's claims are without merit, and intends to defend this complaint vigorously. Trial is scheduled for July 16, 2001.

         On July 25, 2000, DNS Communications, Inc. was served with a Complaint filed in the state court for Harris County, Texas, entitled, Transnational Telesis, Inc. v. DNS Communications, Inc f/k/a Direct Network Services, Inc., Matrix Telecom, Inc. and Group Long Distance, Inc.. DNS was formerly a subsidiary of Matrix Telecom and is currently a subsidiary of NetLojix. Matrix Telecom was formerly a subsidiary of NetLojix.

         The complaint alleges that DNS entered into a marketing agreement with Transnational Telesis pursuant to which DNS was to pay certain commissions to Transnational based on the telephone usage of customers obtained for DNS by Transnational. The complaint further alleges that DNS failed to make commission payments that were due. The complaint alleges causes of action for breach of contract, unjust enrichment, punitive damages and attorneys fees, based on the alleged failure to pay commissions, and seeks unspecified damages in excess of $10,000. Discovery in the matter has just begun.

         NetLojix is not aware of any proceedings against it contemplated by any governmental authority.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since May 28, 1998, our Common Stock has been traded on The Nasdaq SmallCap Market. The trading symbol is "NETX." Until September 15, 1999, the stock traded under the trading symbol "AVCO". There is no established public trading market for NetLojix's Preferred Stock. The following table sets forth, for the indicated periods, high and low sales prices for NetLojix's Common Stock. Such information was provided by Nasdaq, various market makers and on-line quote reporting services. The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


         YEAR ENDING DECEMBER 31, 1999                   HIGH        LOW
         -----------------------------                   ----        ---
                First Quarter                           $12.50      $4.00

                Second Quarter                           $8.75      $3.75

                Third Quarter                            $4.88      $1.63

                Fourth Quarter                           $8.50      $1.63

         YEAR ENDING DECEMBER 31, 2000

                First Quarter                            $8.50      $2.72

                Second Quarter                           $5.84      $1.88

                Third Quarter                            $3.38      $1.50

                Fourth Quarter                           $1.88      $0.13

         The number of shareholders of record of NetLojix Common Stock as of March 28, 2001, was 569. At that date there were two record holders of NetLojix Preferred Stock.

         On March 23, 2001, we received a Nasdaq staff determination indicating that NetLojix fails to comply with the net tangible assets and minimum bid price requirements for continued listing on The Nasdaq SmallCap Market. As a result NetLojix's stock is therefore subject to delisting from The Nasdaq SmallCap Market. We have requested a hearing before a Nasdaq listing qualifications panel to review the staff determination, but there can be no assurance that the panel will grant NetLojix's request for continued listing. If NetLojix's stock is delisted, it will be eligible for quotation on the OTC Bulletin Board.

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

         The following selected operations data of NetLojix for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and balance sheet data as of December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from our (or Matrix Telecom's) audited financial statements. These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.


STATEMENT OF OPERATIONS DATA:
                                                     YEARS ENDED DECEMBER 31,

                                      2000              1999             1998            1997               1996
                                      ----              ----             ----            ----               ----
  Revenues                           $20,703,000        $16,864,000     $9,888,000       $6,435,000       $6,917,000

  Operating income (loss)            (6,786,000)        (4,890,000)    (3,467,000)      (9,275,000)          398,000

  Income (loss) from
  continuing operations              (6,923,000)        (4,947,000)    (3,271,000)      (9,213,000)          238,000

  Income (loss) from
  discontinued operations                     --          2,750,000    (2,531,000)        (979,000)        2,329,000

  Net income (loss)                  (6,923,000)        (2,198,000)    (5,802,000)     (10,192,000)        2,567,000

  Loss per common share from
  continuing operations-basic
  and diluted                             (0.51)             (0.49)         (0.35)           (1.11)              N/A

  Income (loss) per common
  share from discontinued
  operations                                  --               0.26         (0.26)           (0.12)              N/A

  Net loss per common share-
  basic and diluted                       (0.51)             (0.23)         (0.61)           (1.23)              N/A

  Cash dividends per common
  share                                       --                 --             --               --               --

- ----------------
N/A - Not applicable

BALANCE SHEET DATA:


                                                               AS OF DECEMBER 31,

                                      2000             1999              1998             1997             1996
                                      ----             ----              ----             ----             ----
  Working capital (deficit)          ($3,830,000)        $647,000       ($2,084,000)      $5,571,000      $6,963,000

  Total assets                        11,719,000       10,514,000        10,725,000       10,971,000      10,795,000

  Long term borrowings                    54,000               --             5,000               --              --

  Stockholders' equity                 4,149,000        6,299,000         4,510,000        7,809,000       7,862,000

NOTES TO SELECTED FINANCIAL DATA

(1) Effective March 10, 1997, an 18 for 1 stock split was declared resulting in 3,484,260 shares being then outstanding. On December 1, 1997, NetLojix effected a one for four reverse stock split as part of its reincorporation in Delaware, and then acquired Matrix Telecom through the issuance of 9,582,493 shares of Common Stock (including 1,999,997 shares held as treasury stock after the share exchange which have subsequently been cancelled). All share amounts have been restated to reflect the stock splits and share exchanges.

(2) Per share amounts are not reflected for 1996 due to the recapitalization of NetLojix as a result of the reverse acquisition in 1997.

(3) All amounts have been restated to give effect to the discontinued operations treatment of the residential long distance business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in connection with the consolidated financial statements and the accompanying footnotes included later in this Form 10-K. This discussion includes "forward-looking" statements which are based on current expectations and judgments of management, which involve risks and uncertainties. There are risks that what we expect may not happen in the future. Because of these risks and uncertainties, what happens in the future may be very different from what we contemplate in our forward-looking statements.

BACKGROUND

DESCRIPTION OF OUR REVENUE SEGMENTS

         We classify our business into three segments: network connectivity, technical support and application development and hosting. The segmentation of our company is how we manage the day-to-day operations of our business and is based on the types of services we provide. All of our services are targeted toward small to mid-sized businesses.

NETWORK CONNECTIVITY

         The network connectivity segment includes services provided to our customers that are connections for the transfer of data or voice traffic. We provide numerous Internet service options, data and voice access and traditional long distance services. Our Internet product offerings within the network connectivity segment include dial-up access, DSL, dedicated access and cable access. Our telecommunications product offerings include dedicated or leased lines, switched long distance, frame relay, ATM, calling cards, and "1-800" services. This segment includes the Internet connectivity portion of our Internet service provider business. Within this segment, our networking and communications professionals will design, build and maintain a flexible, cost-effective package of data networking and voice communication services to meet our customer's needs.

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

FINANCIAL INFORMATION PRESENTATION

         As described previously, (see "Business -- Background -- Acquisition of Matrix Telecom") on December 1, 1997, we acquired Matrix Telecom through a share for share exchange of common stock. (the "Share Exchange"). For accounting purposes, the Share Exchange was treated as a reverse acquisition of NetLojix by Matrix Telecom. Even though we were the legal acquirer, the historical financial statements were required to be prepared as if Matrix Telecom acquired NetLojix. Consequently, the following discussion of results of operations reflects the operations of Matrix Telecom prior to December 1, 1997 and reflects the combined operations of NetLojix and Matrix Telecom subsequent to December 1, 1997. References to "the Company" or "our" financial statements and financial information refer to operations of Matrix Telecom prior to the Share Exchange and the combined operations of Matrix Telecom and NetLojix subsequent to the Share Exchange.

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

         On November 30, 1999, we sold all of the stock of Matrix Telecom to Matrix Acquisition

Holdings Corp., a wholly-owned subsidiary of Platinum Equity Holdings, LLC, and recorded a gain of $5.8 million. The purchase price for the Matrix Telecom stock was valued at $6.1 million and consisted of four components. First, we received a credit against future charges incurred for long distance wholesale telephone traffic pursuant to our service contract with Matrix Telecom. We calculated the amount of this credit to be $0.6 million. Second, we eliminated $4.2 million in intercompany indebtedness owed to Matrix Telecom by NetLojix. Third, we retained federal income tax refunds paid to or due Matrix Telecom in the total amount of $1.2 million. Fourth, we were to receive a possible cash payment based upon Matrix Telecom's Internet service customer base. In addition, we received an indemnity from Platinum against certain claims or liabilities arising under NetLojix's secured credit facility with Coast Business Credit. NetLojix also has been released by Coast Business Credit from any claims or liabilities relating to borrowings secured by the assets of Matrix Telecom.

         The amount of the final purchase price is subject to adjustment based on finalization of a balance sheet for Matrix Telecom as of August 31, 1999 and agreement by both parties. We completed the balance sheet and we were notified by Platinum that they materially disagreed with the closing balance sheet that we prepared. We attempted to negotiate a settlement of the balance sheet items in disagreement, but were unsuccessful. To date, the buyer has resisted submitting the matter to an independent firm of accountants chosen by the parties for final resolution, as required by the contract. At this time, we believe that the ultimate resolution of the items in dispute will not materially effect the recorded gain.

         On August 29, 2000, we acquired Smith Technology Solutions, Inc. ("STS"), a privately-held California corporation based in Pleasanton, California, in exchange for 250,000 shares of common stock and $150,000 in cash. On September 22, 2000, we acquired CW Electronic Enterprises, Inc. ("CWE(2)"), a privately-held Illinois corporation based in Arlington Heights, Illinois, in exchange for 500,000 shares of common stock and $150,000 in cash. Both companies provide local and wide area network design, integration and web-site design and management for mid-size businesses. The acquisitions were accounted for as purchases and, consequently the results of operations of STS and CWE(2) are included in results of operations in the technical support segment since the date of the acquisitions.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

REVENUES

         Revenues from continuing operations increased $3.8 million or 22.8% to $20.7 million for the year ended December 31, 2000 as compared to $16.9 million for 1999. Approximately $0.6 million of the increase is attributable to acquisitions that were completed in 2000. In March 2000 we acquired the assets of Flash Internet, Inc. and in August and September 2000 we acquired STS and CWE(2) respectively.

NETWORK CONNECTIVITY SEGMENT

         During 2000 we derived 55.9% of our revenues from network connectivity services versus 56.8% in 1999. Segment revenues increased $2.0 million to $11.6 million for the year ended December 31, 2000 from $9.6 million for the year ended December 31, 1999. Within the network connectivity segment, data and voice services accounted for $1.66 million of the increase with the balance of the increase attributable to Internet services.

         Data and voice services revenue increased 26.1% in 2000 over 1999 as the Company significantly expanded its sales of dedicated connectivity services during 2000. The increase was attributable to an increase in billable revenue minutes to approximately 92 million minutes from 75.6 million minutes, a 22% increase. The increase in call traffic was partially offset by a decline in billing rates per minute. Our average rate per minute during 2000 was 5.8 cents compared to 8.31 cents per minute in 1999 or a 30% decline. The decrease in per minute rates is attributable to continued competitive pricing pressures within the telecommunications industry. We believe that the downward competitive pressure on long distance rates will continue to adversely effect our revenues and gross margins for our traditional long distance products.

         Internet connectivity services revenues increased 10.8% to $3.6 million. Demand for Internet connectivity in the central California area continues to grow. The increase in revenues is attributable to broadband Internet access products which include frame relay, cable, ISDN and DSL. We believe that while demand for broadband Internet access products will continue to be strong, there will be downward competitive pricing. We have upgraded our product offerings through partnerships and alliances with major vendors so that we can continue to increase our focus on broadband products.

TECHNICAL SUPPORT SERVICES SEGMENT

         Technical support services revenues were $6.5 million for the year ended December 31, 2000 compared to $5.3 million in 1999. Approximately $0.6 million of the increase was due to the acquisition of CWE(2) and STS late in the third quarter. The balance of the increase was due to increased revenues from the cross marketing of technical support services to network connectivity customers and increased sales of our help desk solution, including a fourth quarter sale to Black & Decker.

APPLICATION DEVELOPMENT AND HOSTING SEGMENT

         Application development and hosting segment revenues increased to $2.6 million for the year ended December 31, 2000 from $2.0 million for the year ended December 31, 1999. The $0.6 million increase is primarily attributable to a strategic decision to focus our applications development efforts on e-commerce, web centric applications and managed web hosting which made up approximately 63% of our current period revenues. Generally, these services are higher margin services. We expect to increase our focus on web centric applications and an expanded portfolio of managed hosting services. In the fourth quarter, the Company initiated the expansion of its Santa Barbara data center to support its increased service offerings. During 1999, a high percentage of our applications development work was centered on CD-ROM based media, which we are no longer pursuing.

GROSS MARGIN

         Gross margin on continuing operations as a percentage of revenues decreased to 39.4% for the year ended December 31, 2000 from 44.4% for the year ended December 31, 1999. Total gross profit was $8.2 million for the year ended December 31, 2000 compared with $7.5 million for 1999.

NETWORK CONNECTIVITY SEGMENT

          The network connectivity segment recorded a gross margin of 33.5% during 2000 compared to a gross margin 45.0% for the year ended December 31, 1999. The decrease in gross margin was attributable to a decrease in the gross margins on primarily our voice and data products. Data and voice gross margins averaged 17% during 2000 compared with 25.7% in 1999. The decline in data and voice gross margin was primarily due to the renegotiation of certain large customer contracts reducing their long distance rates in response to competitive pressures

         Gross margins for Internet services continue to be strong averaging 70% during 2000 compared with 81.8% for 1999. The decrease from 1999 is primarily attributable to increased network costs relating to high-speed connectivity. We have increased capacity for these services and are currently able to increase customers with minimal additional network costs.

TECHNICAL SUPPORT SEGMENT

         Technical support services gross margins averaged 39.0% during the year ended December 31, 2000 compared with 36.0% during 1999. Gross margins in the technical service segment were improved as our management of technical resource allocation and productivity increased. We were also able to raise certain retail pricing as demand for IT professional services increased. However, salary expense for high demand technicians will likely continue to increase and put downward pressure on margins. While we may be able to increase retail pricing to offset salary increases, competitive pressures may require us to absorb some of the additional costs.

APPLICATION DEVELOPMENT AND HOSTING SEGMENT

         Application development and hosting gross margins were 66.9% during 2000 compared with 63.2% for 1999. The increase in gross margin is due primarily to increased emphasis on web hosting, e-commerce and web development solutions which are higher margin products.

SELLING, GENERAL, AND ADMINISTRATIVE COSTS

         Selling, general, and administrative costs from continuing operations increased $1.1 million to $12.4 million for the year ended December 31, 2000 from $11.3 million for the year ended December 31, 1999. As a percentage of revenues, selling, general and administrative costs decreased to 60% for year ended December 31, 2000 from 67.3% for 1999.

         Of the increase in selling, general and administrative expenses, approximately $0.5 million of the increase, or nearly 50%, is attributable to the acquisitions of STS and CWE(2) which were completed late in 2000. Approximately $0.2 million is attributable to the non-cash expense associated with warrants issued to the Company's investment banker for advisory services. Approximately $0.1 million of the increase is attributable to severance costs. In January 2000, the Company relocated its finance and accounting function to Santa Barbara and paid severance to employees that declined to relocate. The remaining increase in cost was associated with increased professional fees and costs related to expanding the sales force and related expenses including general office expense, rent, utilities and travel expenditures.

         In November 2000, the Company implemented a cost reduction plan in an effort to reduce operating expenses. This plan included a 19% reduction in staff along with a consolidation of office space and a streamlining of the Company's business units.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $0.2 million to $1.2 million for the year ended December 31, 2000 from $1.0 million for the year ended December 31, 1999. The increase was primarily due to increased amortization and depreciation related to the purchase of STS and CWE(2) late in the third quarter of 2000. At December 31, 2000, the Company determined that approximately $298,000 of its goodwill was impaired, and this amount has been written off.

SETTLEMENT COSTS

         On April 19, 2000, the Company reached an agreement in principle to settle all outstanding claims under the class action lawsuit pending against NetLojix and certain of its officers. The agreement between the Company and the plaintiff class was finalized on October 4, 2000. This agreement received the preliminary approval of the court on November 8, 2000, but remains subject to passage of a class member notification period, a settlement hearing and the entry of a final order by the court. Under the terms of the settlement, the Company will issue 232,000 shares of common stock and warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $8.00 per share with a term of 2 years. As a result of the preliminary court approval, NetLojix has paid $150,000 in administrative costs and other expenses in accordance with the settlement agreement. In March 2000, the Company estimated the expense and recorded a charge against earnings of $998,000 and a liability relating to the expected settlement. Upon final settlement and issuance of the shares and warrants, the expense will be adjusted based on the stock price at that time.

INTEREST EXPENSE

         The Company currently has $1.2 million outstanding under its secured line of credit. For the twelve months ended December 31, 2000 the Company averaged approximately $0.6 million in outstanding borrowings.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

REVENUES

         Revenues from continuing operations increased $7.0 million or 70.6% to $16.9 million for the year ended December 31, 1999 as compared to $9.9 million for 1998. Approximately $5.4 million of the increase is attributable to acquisitions that were completed late in 1998. In September 1998 we acquired DMI and in November 1998 we acquired Remote Lojix. The acquisitions contributed a full year of operations in 1999 compared with a partial year in 1998. We did not complete any acquisitions during 1999 as we concentrated our efforts on integrating our 1998 acquisitions. As a result, we anticipate revenue growth to come solely from organic or internal expansion of our business segments and future acquisitions.

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

         Loss from operations of our discontinued residential long distance business was $3.0 million for the year ended December 31, 1999 compared with a loss of $2.5 million 1998. The 1998 loss included a tax benefit of $1.4 million. The tax benefit resulted from the loss from discontinued operations and the carry back of a portion such loss to prior years. In accordance with APB 30, since September 1, 1999, all losses of Matrix Telecom were deferred and were recognized as a reduction of the gain on the sale.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 2000, NetLojix reported a net loss from continuing operations of $6.9 million and net cash used in operations of $3.4 million. As of December 31, 2000, NetLojix had cash and cash equivalents of $0.2 million and an outstanding indebtedness on its line of credit of $1.2 million. At that date, we had a working capital deficit of $3.8 million. In their report on NetLojix's December 31, 2000 consolidated financial statements, our independent auditors have included an explanatory paragraph indicating that NetLojix's recurring operating losses and working capital deficit at December 31, 2000 raise doubts in their minds about NetLojix's ability to continue as a going concern. As described in more detail below, we took steps in late 2000 to improve our cash flow from operations. These steps included a reduction in staff, closure of offices and a refocusing of our marketing and sales activities on more profitable lines of business.

         In May 2000, we amended our secured credit facility with Coast Business Credit. Under the amended line of credit, we may borrow up to 75% of eligible receivables (as defined) up to a total amount of $3.0 million. The percentage may be increased to 80% of eligible receivables if we reach certain operational targets. In addition, the line of credit may be used to provide a facility for issuing letters of credit. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% (10.0% at March 28, 2001). Borrowings under the credit facility are secured by substantially all of our assets. As of March 21, 2001, approximately $1.2 million is outstanding under the credit facility, and approximately $0.2 million is available to be borrowed under the formula described above.

         On April 23, 1999, we entered into an equity line agreement with Cambois Finance, Inc. Under the terms of the equity line agreement, we may sell or put our common stock to Cambois Finance, at our option at any time, subject to the satisfaction of several conditions. The equity line agreement provides for Cambois Finance to purchase up to $13,500,000 of our common stock, subject to our filing and maintaining an effective registration statement, trading price and volume minimums, and limits on the amount and frequency on sales of common stock under the line. To date, we have sold an aggregate of 1,066,725 shares of common stock to Cambois Finance for total proceeds of $2,000,000. Our stock must have a minimum bid price of $2.26 per share in order for us to require Cambois Finance to purchase stock, unless Cambois Finance otherwise agrees. Because our current trading price is below this level, we are unable to utilize the equity line without Cambois's agreement. We have not sold any shares of common stock to Cambois under the equity line agreement since December 1999.

         On March 3, 2000 we raised $1.5 million through a private placement of 375,000 shares of common stock at $4.00 per share. We also issued the private investor warrants to purchase up to 75,000 shares of common stock at a price of $5.25 per share. The warrants are exercisable beginning September 1, 2000 and ending March 1, 2003.

         During the year ended December 31, 2000, NetLojix received proceeds of $1.2 million relating to stock option exercises. The option exercises were primarily attributable to stock options granted by the Company in 1997 under the New Best Connections, Inc. Amended and Restated 1997 Option Plan. Under the plan, NetLojix issued stock options to purchase 1,292,000 shares of common stock at $1.50 per share to certain distributors and agents of Matrix Telecom, Inc. The options were originally granted to facilitate the marketing of residential long distance services. Pursuant to the terms of the option grant, the options became fully vested upon the sale of Matrix Telecom, Inc. and expired on May 22, 2000. NetLojix recorded commission expense over the vesting period of the option grant totaling $762,000. As a consequence of the May 22, 2000 expiration date, 713,000 options were exercised during the year ended December 31, 2000.

         On February 21, 2001, we paid $120,000 in connection with the settlement agreement entered into in November 2000 with respect to NetLojix's outstanding class action lawsuit.

         Historically, our cash flow from operations, our secured borrowings, our private placements of both common and preferred stock and our equity line agreement with Cambois Finance, Inc. have been sufficient to meet working capital and capital expenditure requirements. However, as noted above, we currently cannot utilize the equity line without the agreement of Cambois.

         We believe that current public market conditions are not conducive to raising large amounts of additional capital at this time. Therefore, we have taken several steps to conserve cash and reduce operating expenses. These steps include the termination of 30 employees, which was effected on November 9, 2000. After giving effect to the cost control measures, we expect that operating cash flows coupled with the remaining availability under our secured line of credit facility should be sufficient to meet our minimum working capital requirements into the foreseeable future. While we believe the cost control measures will significantly reduce our monthly cash requirements, we are also exploring other possible sources of cash including the possibility of a private equity placement. However, our current low stock price and possible delisting from The Nasdaq SmallCap Market present substantial obstacles to additional private placements.

         Additionally, an important component of our past growth has been to develop our business through acquisitions. During the year ended December 31, 2000, we completed acquisitions through the issuance of an aggregate of 805,000 shares of common stock and the payment of $325,000 in cash. In appropriate circumstances, we may use our capital stock for additional acquisitions in addition to debt and equity financing. However, our current low stock price again presents a substantial obstacle to such acquisitions.

INFLATION

         We do not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on our net sales or our profitability.

RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 became effective for the fourth quarter of NetLojix's fiscal year ended December 31, 2000. Complying with SAB 101 did not require any change in NetLojix's revenue recognition policies and did not effect the NetLojix's financial position or results of operations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our credit facility at December 31, 2000. A hypothetical increase of 100 basis points in interest rate (ten percent of our overall borrowing rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of NetLojix and supplementary data are included beginning immediately following the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         By unanimous written consent, effective June 16, 2000, the Board of Directors of NetLojix, upon recommendation of the Audit Committee of the Board of Directors, approved the dismissal of KPMG LLP as independent auditors for NetLojix.

         The audit reports of KPMG LLP on NetLojix's consolidated financial statements as of and for the years ended December 31, 1999 and 1998 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audits of NetLojix's consolidated financial statements for the two fiscal years ended December 31, 1999, and the subsequent interim period preceding the dismissal, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP would have caused KPMG LLP to make reference to the subject matter of the disagreements in connection with their report.

         KPMG LLP furnished NetLojix with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of that letter, dated June 19, 2000, has been filed with the Commission by NetLojix.

         On June 16, 2000, NetLojix engaged Ernst & Young LLP, certified public accountants, as independent auditors for NetLojix for 2000. The engagement of Ernst & Young LLP was approved by unanimous written consent of the Board of Directors of NetLojix, upon recommendation of the Audit Committee of the Board of Directors.

         During the two fiscal years ended December 31, 1999, and the subsequent interim period preceding this engagement, neither NetLojix nor anyone acting on its behalf consulted Ernst & Young LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on NetLojix's financial statements; or any disagreement with, or reportable event relating to, KPMG LLP.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         There are currently four members of our Board of Directors, and one vacancy. The Board is currently reviewing possible candidates for director, and expects to fill the vacancy with an independent director prior to June 2001. Information with respect to the existing directors is set forth below.

                  ANTHONY E. PAPA, age 38, has been the Chairman of the Board and Chief Executive Officer of NetLojix since October 1996. Mr. Papa was also President of NetLojix from October 1996 until February 1998. Prior to October 1996, Mr. Papa had served as President of ICS Communications, Inc., Richardson, Texas, a national provider of cable television, wireless paging, local and long distance telephone services from December 1992. Before joining ICS Communications, Mr. Papa served as general manager for Spectradyne, Inc., the largest provider of pay-per-view entertainment and interactive services to the hospitality industry. Mr. Papa is a director of ABC-Clio, Inc., an international publisher of historical reference materials for institutions of higher education. Mr. Papa received a B.S. in Management from Iona College, in New Rochelle, New York.

                  JAMES P. PISANI, age 36, has been the President of NetLojix since February 1998, and has served as Chief Operating Officer and Secretary of NetLojix since October 1996. From October 1996 to May 1999, Mr. Pisani was the Chief Financial Offer of NetLojix. Mr. Pisani also served as Chief Accounting Officer of NetLojix from October 1998 until May 3, 1999 From October 1996 to February 1998, Mr. Pisani was the Executive Vice President of NetLojix. Prior to October 1996, he served as Vice President of Sales and National Accounts for ICS Communications. While at ICS, Mr. Pisani was responsible for that firm's business-to-business and consumer sales activities. Mr. Pisani graduated from Princeton University in 1986, with a degree in Economics.

                  JEFFREY J. JENSEN, age 42, has been a director of NetLojix since January 1998. He has been the President of Specialized Association Services, Ltd., which provides marketing and administrative services to regional and national trade associations, for more than five years. Between 1996 and July 1998, Specialized Association Services was known as CORE Marketing, Inc. and provided direct mail and telemarketing facilities in addition to its other activities. Mr. Jensen has also been the President of United Group Service Centers, Inc., an employee leasing company, since January 2000, and prior to that was its Vice President for more than five years. Mr. Jensen is a Trustee of Amli Commercial Properties Trust, a real estate investment trust, and RMH Teleservices, Inc. (Nasdaq: RMHT), a provider of outsourced customer relationship management. He also holds equity interests in several Internet and technology companies. Mr. Jensen received B.A. degrees in Economics and Philosophy from Cornell College, in Mount Vernon, Iowa and holds an M.S. in Information Systems from the University of Texas at Arlington.

                  ANTHONY D. MARTIN, age 51, has been a director of the Company since April 1999. Mr. Martin was the President and Chief Operating Officer of PF.Net Communications, Inc., a facilities-based provider of high capacity fiber optic network and infrastructure and communications services, from March 2000 to December 2000. Mr. Martin was Managing Director of CrossHill Financial Group Inc., from March 1998 to April 2000. From January 1997 through July 1997, he served as President and CEO of Nexus Communications, Inc., a start-up company providing information services. From January 1994 to December 1996, he served as Vice President, Business Development of MCI Metro, MCI Telecommunications, Inc.'s local service initiative. Prior to that, he held several senior management positions at MCI, including

Vice President, Access Services Project Management; Vice President, Systems Engineering and Support Operations; Vice President, Carrier Marketing and Alliances; Vice President, Finance Administration; and Vice President, Technical Planning. He received a B.S. from the United States Naval Academy and an M.B.A. from the University of Detroit.

EXECUTIVE OFFICERS

         Set forth below is information with respect to each executive officer of NetLojix, other than Messrs. Papa and Pisani. Information with respect to Messrs. Papa and Pisani is set forth above under "Directors."

         MATTHEW A. BLUMENTHAL, age 30, has been Vice President Sales & Field Service of NetLojix since July 7, 2000. From August 1999 to July 2000, Mr. Blumenthal served as Director of Alternate Channels and Regional Vice President of the Northeast Region for NetLojix. From December 1998 until May 1999, he was Northeast Director of Sales for NetLojix . Between May 1999 and August 1999, he was employed as the Vice President of Sales for CareerEngine Network, Inc. From August 1996 to November 1998, he was employed as Vice President of Sales by Remote Lojix/PCSI, Inc, which was acquired by NetLojix in November 1998. Mr. Blumenthal has a B.A. from Gettysburg College.

         CRAIG R. CLARK, age 51, has been Vice President, Business Development of NetLojix since April 1999. He also served as the Interim Chief Financial Officer of NetLojix in December 2000. Mr. Clark served as a consultant to NetLojix from May 1998 until NetLojix employed him in April 1999. From March 1997 to May 1998 Mr. Clark was a self-employed financial consultant. From June 1994 to March 1997 Mr. Clark served as the Executive Vice President and Chief Financial Officer of Unison HealthCare Corporation ("Unison") and its predecessors. In May 1998 Unison filed for reorganization under Chapter 11 of the Bankruptcy Code. Mr. Clark, without admitting or denying the allegations, has offered to settle a civil action brought by the Securities and Exchange Commission (the "Commission") alleging that he violated certain federal securities laws in connection with Unison's September 30, 1996 quarterly report on Form 10Q. Pursuant to the settlement offer, Mr. Clark would consent to the entry of an order enjoining him from future violations of securities laws and directing payment of a $15,000 penalty, and of an order under the Commission's Rules of Practice denying him the privilege of appearing or practicing before the Commission for three years. From 1972 to 1989 Mr. Clark was associated with Arthur Young & Company, most recently as a partner. Mr. Clark has a B.S.B.A. from Washington University in St. Louis, Missouri, and an M.B.A. from the University of California, Los Angeles.

         JOE RENTERIA, JR., age 53, was appointed Vice President, Information Systems of NetLojix in February 1999. Prior to that time, he had been employed for more than five years by Matrix Telecom, Inc., which was became a subsidiary of NetLojix in December 1997. During his tenure with Matrix Telecom, Mr. Renteria served as Manager of Data Processing, Director of Information Services and was promoted to Vice President of Information Services in May of 1997. Prior to joining Matrix Telecom, Mr. Renteria held various information technology management positions, primarily in the manufacturing sector.

         GREGORY J. WILSON, age 34, has been Treasurer of NetLojix since March 1, 2001. He has served as Controller of NetLojix since January 1, 2001, and prior to that he had served as Assistant Controller of NetLojix since January 2000. From January 1994 to January 2000, Mr. Wilson was the Accounting Manager for Imperial Credit Industries, Inc., a financial services holding company. Mr. Wilson received a B.S. and an M.B.A. from the California Polytechnic University, San Luis Obispo.

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

         During the year ended December 31, 2000, Mr. Blumenthal failed to file a Form 3 on a timely basis after becoming an executive officer of NetLojix. This form, which reported only Mr. Blumenthal's initial holdings at the time of his elevation to executive officer status, was filed approximately one week late. Based solely on a review of the copies of Section 16(a) forms furnished to NetLojix, and on written representations that no Forms 5 were required, NetLojix believes that during 2000 no other officer, director or greater than ten-percent shareholder failed to file on a timely basis any report required under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes all compensation for the fiscal year ended December 31, 2000 paid to the Company's Chief Executive Officer, the four other most highly compensated executive officers of the Company who were serving as executive as executive officers on December 31, 2000 and one individuals that ceased to be an executive officer during such fiscal year (the "Named Executive Officers"). Titles shown are those held by the Named Executive Officers at December 31, 2000, or, in the case of the individual that is no longer an executive officer, on the date he ceased to be an executive officer.

                           SUMMARY COMPENSATION TABLE


                                                                                                 LONG-TERM
                                                                                               COMPENSATION
                                                       ANNUAL COMPENSATION                         AWARDS

NAME AND                                                                    OTHER ANNUAL
PRINCIPAL                       FISCAL                                      COMPENSATION     SECURITIES UNDERLYING    ALL OTHER
POSITION                         YEAR        SALARY          BONUS               ($)              OPTIONS (#)       COMPENSATION(1)
- --------                        ------       ------          -----               ---              -----------       ---------------
Anthony E. Papa                  2000       $252,513        $25,000 (2)             --               100,000             $5,250
Chairman and Chief               1999        237,187         25,000                 --               100,000              5,000
Executive Officer                1998        198,000         50,000                 --                    --                 --


James P. Pisani                  2000       $229,558        $25,000 (2)             --               100,000             $1,406
President, Chief                 1999        215,625         25,000                 --               100,000              1,350
Operating Officer and            1998        180,000         50,000                 --                    --                 --
Secretary

Matthew A. Blumenthal(3)         2000       $110,422        $20,288            $55,071 (4)           145,000             $4,748
Vice President Sales &           1999         97,550             --            $56,038 (4)            10,000              3,540
Field Service                    1998        120,000             --                 --                10,000                 --

Craig R. Clark (5)               2000       $148,077        $78,389 (6)             --                50,000                 --
Vice President,                  1999        112,500         74,500 (6)             --               100,000                 --
Business Development,            1998             --             --                 --                    --                 --
Interim Chief Financial
Officer

Frank A. Leone (7)               2000       $175,577        $33,656                 --                25,000             $4,125
Executive Vice                   1999        165,000             --            $78,622 (4)                --              4,785
President of Field               1998         27,000             --                 --               150,000                 --
Sales and Service

Joseph Renteria, Jr.             2000       $122,564        $51,754                 --                25,000             $4,569
Vice President,                  1999        117,559         50,000                 --                 5,000              3,460
Information Systems              1998        102,504             --                 --                20,000                 --


- -------------------
(1)  Represents company contribution to defined contribution plan.
(2)  Retention bonus paid in January 2000.
(3) Became employed by the Company on November 19, 1998. Was not employed by NetLojix during a portion of 1999. Mr. Blumenthal became Vice President of Sales and Field Service on July 7, 2000.
(4)  Consists of sales commissions paid.
(5) Became employed by the Company on April 1, 1999. Mr. Clark became Interim Chief Financial Officer on December 4, 2000.
(6)  Includes special bonuses paid upon completion of acquisition transactions.
(7) Became employed by the Company on November 2, 1998. Mr. Leone ceased to be employed by the Company on September 30, 2000. His options have expired upon the termination of his employment.

         The following table summarizes all option grants to the Named Executive Officers during the year ended December 31, 2000. No stock appreciation rights were awarded during such year.


                                         OPTION GRANTS IN LAST FISCAL YEAR
                                                (Individual Grants)



                        NUMBER OF      PERCENT OF
                       SECURITIES     TOTAL OPTIONS                                 POTENTIAL REALIZABLE VALUE AT
                       UNDERLYING      GRANTED TO                                   ASSUMED ANNUAL RATES OF STOCK
                         OPTIONS      EMPLOYEES IN    EXERCISE                      PRICE APPRECIATION FOR OPTION
NAME                   GRANTED (2)     FISCAL YEAR      PRICE     EXPIRATION DATE             TERM (1)
- ----                   -----------     -----------      -----     ---------------             --------
                                                                                    0%        5%           10%
                                                                                    --        --           ---
Anthony E. Papa          100,000          6.62%         $3.28       January 10,     $0     $206,277      $522,748
                                                                       2010
James P. Pisani          100,000          6.62%         $3.28       January 10,     $0     $206,277      $522,748
                                                                       2010
Matthew A.                30,000          1.99%         $3.28       January 10,     $0      $61,883      $156,824
Blumenthal                                                             2010
                         100,000          6.62%         $2.78      July 7, 2010     $0     $174,833      $443,060

                          15,000          0.99%         $0.25      December 21,     $0      $2,358        $5,977
                                                                       2010
Craig R. Clark            50,000          3.31%         $3.28       January 10,     $0     $103,139      $261,374
                                                                       2010
Frank A. Leone            25,000          1.66%         $3.28       January 10,     $0      $51,569      $130,687
                                                                       2010
Joseph Renteria, Jr.      25,000          1.66%         $3.28       January 10,     $0      $51,569      $130,687
                                                                       2010

- --------------
(1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of options immediately prior to the expiration of their term, assuming (for illustrative purposes only) the specified compounded rates of appreciation of the price of the Common Stock over the term of the respective option. These amounts represent certain assumed rates of appreciation in the value of the Common Stock from the fair market value on the date of grant. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent NetLojix's estimate or projection of its future Common Stock prices. These numbers do not take into account provisions providing for the termination of the option following termination of employment, nontransferability or difference in vesting terms.

(2) Options vest in annual increments of 25% over the four years after the grant date.

         The following table provides information with respect to the unexercised stock options held as of December 31, 2000, by the Named Executive Officers. None of the Named Executive Officers exercised stock options during the year ended December 31, 2000.


                                         OPTION VALUES AT DECEMBER 31, 2000


                                   NUMBER OF SECURITIES UNDERLYING
                                        UNEXERCISED OPTIONS AT            VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS
                                          DECEMBER 31, 2000                        AT DECEMBER 31, 2000 (1)
                                          -----------------                        ------------------------
NAME                              EXERCISABLE          UNEXERCISABLE          EXERCISABLE           UNEXERCISABLE
- ----                              -----------          -------------          -----------           -------------
Anthony E. Papa                     48,438                182,812                  $0                    $0

James P. Pisani                     48,438                182,812                  $0                    $0

Matthew A. Blumenthal                3,333                151,666                  $0                    $0

Craig R. Clark                      25,000                125,000                  $0                    $0

Frank A. Leone (2)                    --                    --                     --                    --

Joseph Renteria, Jr.                11,250                 38,750                  $0                    $0

- --------------------

(1) The closing price of the Common Stock on The Nasdaq SmallCap MarketSM on December 29, 2000 was $0.16 per share. Accordingly, none of the options held by the Named Executive Officers was in-the-money at December 31, 2000.
(2) All 175,000 of Mr. Leone's options expired unexercised as a result of the termination of his employment with the Company on September 30, 2000.


              LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR
                                 (2000 Go Plan)


NAME                                   NUMBER OF UNITS (1)                   PERIOD UNTIL PAYOUT
- ----                                   ---------------                       -------------------
Anthony E. Papa (2)                             0                                     --

James P. Pisani (2)                             0                                     --

Matthew A. Blumenthal                           1                         Annually over 4 years (1)

Craig R. Clark                                  1                         Annually over 4 years (1)

Frank A. Leone (2)                              1                         Annually over 4 years (1)

Joseph Renteria, Jr.                            1                         Annually over 4 years (1)

- ---------------
(1) Under its 2000 Go Plan, NetLojix used a total of approximately $45,000 to repurchase 14,600 shares of its own Common Stock commencing on January 28, 2000 (the "Effective Date"). One quarter of such shares are to be sold at the prevailing market price on or about each of the first four anniversaries of the Effective Date (each a "Payout Date"). Each person who was a NetLojix employee on the Effective Date will receive a pro capita share of the proceeds received from the sale of such shares on each Payout Date if, and only if, such person remains a NetLojix employee on such Payout Date.
(2) Mr. Papa and Mr. Pisani are not participants in the 2000Go Plan. Mr. Leone ceased to be eligible to participate in the 2000 Go Plan as a result of the termination of his employment.

DIRECTOR COMPENSATION

         The Company's policy is to pay each non-employee director a fee of $1,000 for each Board or committee meeting he attends in person in excess of four such meetings a year; employee directors do not receive this fee. The Company did not have more than four in-person meetings during 2000. The Company reimburses directors' reasonable expenses in connection with attendance at board and committee meetings. Directors (including non-employee directors) are also eligible to receive grants of stock options and restricted stock under the Company's 1997 Stock Incentive Plan and 1998 Stock Incentive Plan.

         In January 2000, each of the incumbent directors received option grants under the Company's 1998 Stock Incentive Plan. Directors Jeffrey J. Jensen and Anthony D. Martin received grants of 25,000 options each. The exercise price for these options is $3.28 per share. One-half of such options became exercisable in January 2001, and the remainder will become exercisable in January 2002. Unless exercised, the options will expire in January 2010. Directors Anthony E. Papa and James P. Pisani, who are executive officers of NetLojix each received a grant of 100,000 options. See "Option Grants in Last Fiscal Year" above

AGREEMENTS WITH EXECUTIVE OFFICERS

         NetLojix has no employment agreements with its executive officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2000, the Compensation Committee consisted of Mr. Jensen, Mr. Martin and John E. Allen, who resigned form the Board of Directors as of December 31, 2000. None of such Compensation Committee members was or has been an officer or employee of the Company or any of its subsidiaries. Certain entities with which Mr. Jensen was affiliated received payments from the Company during 2000. See "Certain Relationships and Related Transactions."

         No executive officer of the Company served at any time during the year ended December 31, 2000 as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Company's Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth stock ownership information for (i) each person known to NetLojix to own beneficially more than five percent of the outstanding shares of NetLojix common stock (ii) each director of NetLojix,
(iii) each of the Named Executive Officers, and (iv) the directors and executive officers as a group. The percentages of common stock beneficially owned are based upon 14,318,423 shares of the Common Stock outstanding as of March 28, 2001.


                                                                AMOUNT
                                                             BENEFICIALLY                        PERCENT
NAME OF BENEFICIAL OWNER                                         OWNED                        OF CLASS (1)
- ---------------------------                                      -----                        ------------
5% STOCKHOLDERS:

Janet J. Jensen (2)                                             961,939                           6.7%
9003 Airport Freeway
Fort Worth, TX 76180

Jami J. Jensen(2)                                               851,738                           5.9%
1933 Swede Gulch
Golden, CO 80120

Julie J. Jensen(2)                                              851,738                           5.9%
Box 540, Kenwood Station
5257 River Road
Bethesda, MD 20816

James J. Jensen(2)                                              800,000                           5.6%
6304 Alexandria Circle
Atlanta, GA 30326

Gladys J. Jensen(2)                                             731,847                           5.1%
c/o United Group Association,  Inc.
4001 McEwen Drive, Suite 200
Dallas, TX 75244

DIRECTORS AND EXECUTIVE OFFICERS:

Jeffrey J. Jensen(2)(3)                                         889,238                           6.2%

Anthony E. Papa(4)                                              869,212                           6.0%


                                                                AMOUNT
                                                             BENEFICIALLY                        PERCENT
NAME OF BENEFICIAL OWNER                                         OWNED                        OF CLASS (1)
- ---------------------------                                      -----                        ------------
James P. Pisani(4)                                              862,812                           6.0%

Craig R. Clark (6)                                               62,500                             *

Joseph Renteria, Jr. (7)                                         56,108                             *

Matthew A. Blumenthal (5)                                        33,477                             *

Frank A. Leone                                                   37,500                             *

Anthony D. Martin (3)                                            37,500                             *

Gregory J. Wilson (8)                                            3,250                              *

All directors and executive officers                           2,814,097                          19.1%
as a group (8 persons) (9)

* Represents less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC"). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of NetLojix's Common Stock subject to options held by that person that are exercisable within sixty (60) days following March 28, 2001 are deemed outstanding. However, such shares of Common Stock are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, each person named in the table has sole voting and sole investment power with respect to the shares set forth opposite such person's name.
(2) Information is derived from a Schedule 13D filed with the SEC on December 11, 1997 and a Schedule 13D/A filed with the SEC (by Gladys J. Jensen only) on July 10, 1998 (the "Schedule 13D's"). The Schedule 13D's note that, because each of these stockholders agreed to certain restrictions contained in a Registration Rights and Lockup Agreement dated as of December 1, 1997, such persons may be considered to be a "group" within the meaning of
     Section 13 of the Securities Exchange Act of 1934, as amended. However, the
     Schedule 13D's state that each of such persons disclaims beneficial ownership of the shares held by any other person.
(3) Includes 37,500 shares that may be acquired under options that were exercisable within 60 days of March 28, 2001. Mr. Jensen's address is 2121 Precinct Line Road, Hurst, TX 76054.
(4) As to each of Mr. Papa and Mr. Pisani, includes 106,250 shares that may be acquired under options that were exercisable within 60 days of March 28, 2000. The address of these stockholders is c/o NetLojix Communications, Inc., 501 Bath Street, Santa Barbara, CA 93101.
(5) Includes 10,833 shares that may be acquired under options that were exercisable within 60 days of March 28, 2001.
(6) Represents shares that may be acquired under options that were exercisable within 60 days of March 28, 2001.

(7) Includes 17,500 shares that may be acquired under options that were exercisable within 60 days of March 28, 2001.
(8) Includes 2,000 shares owned by Mr. Wilson's spouse and 1,250 shares that may be acquired under options that were exercisable within 60 days of March 28, 2001.
(9) Includes 379,583 shares that may be acquired under options that were exercisable within 60 days of March 28, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         LONG DISTANCE SERVICES. Director Jeffrey J. Jensen, his father, Ronald L. Jensen, and his adult siblings own approximately 30% of UICI, a publicly-traded insurance and financial services company. NetLojix provides long distance telephone service and Internet access to certain affiliates of Mr. Jensen, his father and his adult siblings, including UICI. NetLojix billed UICI and such other affiliates approximately $4,059,000 in 2000 for such services. NetLojix believes that it provides the foregoing services on terms no less favorable to NetLojix than could be obtained from unrelated third parties.

         RENTERIA NOTE. In October 1996, Joseph Renteria, Jr., NetLojix's Vice President, Information Systems, financed the purchase of 53,608 shares of common stock through a loan from Ronald L. Jensen, who was then an affiliate of NetLojix. In 1998, NetLojix acquired the note representing this obligation, which was then in the amount of $80,400. At January 1, 2000, the total amount owing by Mr. Renteria under this note was $91,844, which was also the largest amount outstanding during 2000. At that time, the note was secured by 30,000 shares of NetLojix common stock owned by Mr. Renteria and bore an interest rate of 6% per annum. In February, 2000, Mr. Renteria paid the note down to a balance of $62,750 and the security for the note was reduced to 15,000 shares of stock. In December 2000, the parties reduced the amount of the note to $6,563. Mr. Renteria then paid this remaining amount through the cancellation of 15,000 of his shares of NetLojix common stock.

         CLARK DEBT. In December 1998 and February 1999, NetLojix advanced Craig
R. Clark, its Vice President, Business Development, a total of $69,000. This debt is due on demand by NetLojix, and bears interest at a floating rate equal to the bank prime rate plus 2%. The balance owing by Mr. Clark on this debt, including accrued interest, is currently $31,000. The largest balance owing during 2000 on this debt was $56,000. Separately, in November and December 2000, NetLojix advanced Mr. Clark a total of $40,000. The note representing this obligation is due on demand by NetLojix, and bears interest at a rate of 6.15% per annum. The balance owing by Mr. Clark on this debt, including accrued interest, is currently $41,000. All of these loan obligations are unsecured.

         POLICY ON RELATED PARTY TRANSACTIONS. In connection with its listing on The Nasdaq SmallCap MarketSM, NetLojix has undertaken to conduct an appropriate review of all related party transactions on an ongoing basis and to utilize the Audit Committee to review potential conflict of interest situations where appropriate.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

FORM 8-K

         (a) The index to the financial statements and financial statement schedules filed as part of this report is set forth immediately following the signature page.

         (b) During the quarter ending December 31, 2000, NetLojix filed one Current Report on Form 8-K. On October 6, 2000, NetLojix filed a Form 8-K (Items 2 and 7) reporting the closing of the acquisition of CW Electronic Enterprises, Inc., a privately-held Illinois corporation, by NetLojix. No historical financial statements or pro forma financial information was required to be filed as a part of such Current Report.

         (c) The index to the exhibits filed as part of this report is set forth immediately following the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                           NETLOJIX  COMMUNICATIONS, INC.

Dated:   April 2, 2001                     By  /s/ ANTHONY E. PAPA
                                              -------------------------------
                                                 Anthony E. Papa,
                                                 Chairman of the Board and Chief
                                                 Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 2nd day of April, 2001.


                                       By  /s/ ANTHONY E. PAPA
                                          ---------------------------
                                           Anthony E. Papa,
                                           Chairman of the Board and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


                                       By  /s/ JAMES P. PISANI
                                          ---------------------------
                                           James P. Pisani,
                                           President and Chief Operating Officer


                                       By  /s/ GREGORY J. WILSON
                                          ---------------------------
                                           Gregory J. Wilson,
                                           Treasurer and Controller
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                       By  /s/ JEFFREY J. JENSEN
                                          ---------------------------
                                           Jeffrey J. Jensen
                                           Director


                                       By  /s/ ANTHONY D. MARTIN
                                          ---------------------------
                                           Anthony D. Martin
                                           Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 PAGE
                                                                                 ----
Report of Ernst & Young LLP, Independent Auditors...............................  F-2

Report of KPMG LLP, Independent Auditors........................................  F-3

Consolidated Balance Sheets, December 31, 2000 and 1999.........................  F-4

Consolidated Statements of Operations, Years ended
December 31, 2000, 1999 and 1998................................................  F-5

Consolidated Statements of Stockholders' Equity, Years
ended December 31, 2000, 1999 and 1998..........................................  F-6

Consolidated Statements of Cash Flows, Years ended
December 31, 2000, 1999 and 1998................................................  F-7

Notes to Consolidated Financial Statements......................................  F-8

Schedule II - Valuation and Qualifying Accounts, Years
ended December 31, 2000, 1999 and 1998..........................................  S-1

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
NetLojix Communications, Inc.


         We have audited the accompanying consolidated balance sheet of NetLojix Communications, Inc. as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended December 31, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedule of NetLojix Communications, Inc. for the years ended December 31, 1999 and 1998, were audited by other auditors whose report dated February 18, 2000, except for as to Note 13, which is as of March 2, 2000, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetLojix Communications, Inc. at December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                              /s/ ERNST & YOUNG LLP

Woodland Hills, California
March 28, 2001

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
NetLojix Communications, Inc.:

         We have audited the accompanying consolidated balance sheet of NetLojix Communications, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the accompanying consolidated financial statement schedule as listed in the accompanying index for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetLojix Communications, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule for each of the years in the two-year period ended December 31, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Dallas, Texas
February 18, 2000

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                                                                          2000                     1999
                                                                                          ----                     ----
                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                 $             184,000     $            1,135,000
      Accounts receivable, net                                                              2,289,000                  2,472,000
      Due from affiliates                                                                     832,000                    715,000
      Prepaid expenses and other current assets                                               381,000                    540,000
                                                                                  --------------------      ---------------------
                                   Total current assets                                     3,686,000                  4,862,000

Property and equipment, net                                                                 1,502,000                    918,000
Goodwill, net                                                                               4,585,000                  3,802,000
Customer bases acquired and other intangibles, net                                          1,860,000                    923,000
Other assets                                                                                   86,000                      9,000
                                                                                  --------------------      ---------------------
                                   Total assets                                 $          11,719,000     $           10,514,000
                                                                                  ====================      =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and other accrued expenses                               $           2,690,000     $            1,876,000
      Accrued network services costs                                                          668,000                    875,000
      Litigation settlement liability                                                         940,000                          -
      Sales and excise tax payable                                                            338,000                    119,000
      Unearned revenue                                                                      1,160,000                    990,000
      Revolving line of credit                                                              1,178,000                          -
      Other current liabilities                                                               542,000                    355,000
                                                                                  --------------------      ---------------------
                                   Total current liabilities                                7,516,000                  4,215,000

Long-term obligations                                                                          54,000                          -
                                                                                  --------------------      ---------------------
                                   Total liabilities                                        7,570,000                  4,215,000
                                                                                  --------------------      ---------------------

Commitments and contingencies  (Notes 2, 9 and 12)                                                  -                          -

STOCKHOLDERS' EQUITY
      Preferred stock, authorized 1,000,000 shares, $0.01 par value Series A convertible preferred stock, designated 250,000 shares,
          cumulative as to 8% dividends, 148,000 shares
          issued and outstanding (Liquidation preference of $728,000
          at December 31, 2000 and 1999 including dividends in arrears)                         1,000                      1,000
      Common stock, authorized 40,000,000 shares and 20,000,000
        shares at December 31, 2000 and 1999, respectively, $0.01 par value, issued 14,482,000 and 12,563,000 shares at December 31, 2000
        and 1999, respectively                                                                145,000                    126,000
      Additional paid-in capital                                                           28,452,000                 23,651,000
      Accumulated deficit                                                                 (24,447,000)               (17,477,000)
      Treasury stock, $0.01 par value, 163,000 and 151,000 common shares at
        December 31, 2000 and 1999 respectively.                                               (2,000)                    (2,000)
                                                                                  --------------------      ---------------------
                                   Total stockholders' equity                               4,149,000                  6,299,000

                                                                                  ====================      =====================
                                   Total liabilities and stockholders' equity   $          11,719,000     $           10,514,000
                                                                                  ====================      =====================

See accompanying notes.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                               2000                       1999                       1998
                                                               ----                       ----                       ----
REVENUES                                             $            20,703,000    $            16,864,000   $              9,888,000

COST OF REVENUES                                                  12,542,000                  9,383,000                  5,669,000
                                                       ----------------------     ----------------------    -----------------------

GROSS MARGIN                                                       8,161,000                  7,481,000                  4,219,000

Operating expenses
       Selling, general and administrative                        12,419,000                 11,349,000                  7,074,000
       Litigation settlement costs                                   998,000                          -                          -
       Provision for asset impairment                                298,000                          -
       Depreciation and amortization                               1,232,000                  1,022,000                    612,000
                                                       ----------------------     ----------------------    -----------------------
          Total operating expenses                                14,947,000                 12,371,000                  7,686,000

                                                       ----------------------     ----------------------    -----------------------
OPERATING LOSS                                                    (6,786,000)                (4,890,000)                (3,467,000)

Interest expense                                                    (104,000)                   (80,000)                   (31,000)
Other income (expense), net                                          (33,000)                    23,000                     92,000
                                                       ----------------------     ----------------------    -----------------------
Loss from continuing operations
       before income taxes                                        (6,923,000)                (4,947,000)                (3,406,000)

Income tax benefit                                                         -                          -                    135,000
                                                       ----------------------     ----------------------    -----------------------

Loss from continuing operations                                   (6,923,000)                (4,947,000)                (3,271,000)

Discontinued operations
       Loss from operations of discontinued
          residential long distance business
         (net of income tax benefit of $0,
          $0, and $1,391,389 in 2000,
          1999 and 1998, respectively)                                     -                 (3,031,000)                (2,531,000)
       Gain on disposition                                                 -                  5,780,000                          -
                                                       ----------------------     ----------------------    -----------------------
Income (loss) from discontinued operations                                 -                  2,749,000                 (2,531,000)
                                                       ----------------------     ----------------------    -----------------------

NET  LOSS                                            $            (6,923,000)   $            (2,198,000)  $             (5,802,000)
                                                       ======================     ======================    =======================

Loss from continuing operations
       per common share - basic and diluted          $                  (.51)   $                  (.49)  $                   (.35)

Income (loss) from discontinued operations
       per common share - basic and diluted                                -                        .26                       (.26)
                                                       ----------------------     ----------------------    -----------------------

Net loss per common share - basic and diluted        $                  (.51)   $                  (.23)  $                   (.61)
                                                       ======================     ======================    =======================

Weighted average number of
       common shares - basic and diluted                          13,699,734                 10,794,584                  9,633,474
                                                       ======================     ======================    =======================


See accompanying notes.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 and 1998


                                                                          PREFERRED STOCK                               COMMON STOCK
                                                              SHARES                             AMOUNT                    SHARES
                                                              ------                             ------                    ------
BALANCES,
         December 31, 1997                                            208,000 $                    2,000                 11,051,000

         Conversion of Series A preferred stock                       (60,000)                    (1,000)                    60,000
         Issuance of common stock for exercise
            of options and restricted common stock                          -                          -                    473,000
         Issuance of common stock for acquisitions                          -                          -                    680,000
         Expired put options                                                -                          -                     48,000
         Called put options                                                                                                 186,000
         Purchase of officer note receivables                               -                          -                          -
         Stock compensation earned                                          -                          -                          -
         Retirement of treasury stock                                       -                          -                 (2,201,000)
         Net loss                                                           -                          -                          -
                                                               ---------------     ----------------------     ----------------------
BALANCES,
         December 31, 1998                                            148,000                      1,000                 10,297,000

         Issuance of common stock for exercise
            of options and restricted common stock                          -                          -                    315,000
         Stock compensation earned                                          -                          -                          -
         Issuance of common stock per equity
            line of credit                                                  -                          -                  1,067,000
         Purchase of treasury stock                                         -                          -                          -
         Shares acquired in legal settlement                                -                          -                          -
         Cancelled put options                                              -                          -                    113,000
         Retire treasury stock                                              -                          -                    (36,000)
         Issuance of Series B preferred stock                           1,500                          -                      3,000
         Preferred stock dividends paid                                     -                          -                          -
         Conversion of preferred stock                                 (1,500)                         -                    804,000
         Net loss                                                           -                          -                          -
                                                               ---------------     ----------------------     ----------------------
BALANCES,
         December 31, 1999                                            148,000                      1,000                 12,563,000

         Issuance of common stock for exercise
            of options                                                      -                          -                    774,000
         Sale of common stock                                               -                          -                    375,000
         Stock compensation earned                                          -                          -                          -
         Issuance of warrants for professional services                     -                          -                          -
         Purchase of treasury stock                                         -                          -                          -
         Cancellation of common stock                                       -                          -                    (20,000)
         Cancellation of note issued for common stock                       -                          -                    (15,000)
         Common stock issued in connection with acquisitions                -                          -                    805,000
         Preferred stock dividends paid                                     -                          -                          -
         Net loss                                                           -                          -                          -
                                                               ---------------     ----------------------     ----------------------

                                                                      148,000  $                   1,000                 14,482,000
                                                               ===============     ======================     ======================

                                                                                     ADDITIONAL
                                                                                      PAID-IN                  (ACCUMULATED
                                                                    AMOUNT            CAPITAL                    DEFICIT)
                                                                    ------            -------                    --------
BALANCES,
         December 31, 1997                                  $         111,000  $          17,138,000  $               (9,423,000)


         Conversion of preferred stock                                  1,000                      -                           -
         Issuance of common stock for exercise
            of options and restricted common stock                      4,000                513,000                           -
         Issuance of common stock for acquisitions                      7,000              1,527,000                           -
         Expired put options                                                -                 37,000                           -
         Called put options                                             2,000                373,000                           -
         Purchase of officer note receivables                               -               (435,000)                          -
         Stock compensation earned                                          -                477,000                           -
         Retirement of treasury stock                                 (22,000)                     -                           -
         Net loss                                                           -                      -                  (5,802,000)
                                                            ------------------      -----------------      ----------------------
BALANCES,
         December 31, 1998                                            103,000             19,630,000                 (15,225,000)

         Issuance of common stock for exercise
            of options and restricted common stock                      3,000                482,000                           -
         Stock compensation earned                                          -                561,000                           -
         Issuance of common stock per equity
            line of credit                                             11,000              1,917,000                           -
         Purchase of treasury stock                                         -                (77,000)                          -
         Shares acquired in legal settlement                                -               (430,000)                          -
         Cancelled put options                                          1,000                168,000                           -
         Retire treasury stock                                              -                      -                           -
         Issuance of preferred stock                                        -              1,408,000                           -
         Preferred stock dividends paid                                     -                      -                     (54,000)
         Conversion of preferred stock                                  8,000                 (8,000)                          -
         Net loss                                                           -                      -                  (2,198,000)
                                                            ------------------      -----------------      ----------------------
BALANCES,
         December 31, 1999                                            126,000             23,651,000                 (17,477,000)

         Issuance of common stock for exercise
            of options                                                  7,000              1,223,000                           -
         Sale of common stock                                           4,000              1,436,000                           -
         Stock compensation earned                                          -                 27,000                           -
         Issuance of warrants for professional services                     -                216,000                           -
         Purchase of treasury stock                                         -                (38,000)                          -
         Cancellation of common stock                                       -                      -
         Cancellation of note issued for common stock                       -                 30,000
         Common stock issued in connection with acquisitions            8,000              1,907,000                           -
         Preferred stock dividends paid                                     -                      -                     (47,000)
         Net loss                                                           -                      -                  (6,923,000)
                                                            ------------------      -----------------      ----------------------

                                                            $         145,000  $          28,452,000  $              (24,447,000)
                                                            ==================      =================      ======================

                                                                            TREASURY STOCK
                                                                         SHARES                   AMOUNT           TOTAL
                                                                         ------                   ------           -----
BALANCES,
         December 31, 1997                                            (2,000,000) $             (20,000) $            7,808,000


         Conversion of preferred stock                                         -                      -                       -
         Issuance of common stock for exercise
            of options and restricted common stock                             -                      -                 517,000
         Issuance of common stock for acquisitions                             -                      -               1,534,000
         Expired put options                                                   -                      -                  37,000
         Called put options                                             (202,000)                (2,000)                373,000
         Purchase of officer note receivables                                  -                      -                (435,000)
         Stock compensation earned                                             -                      -                 477,000
         Retirement of treasury stock                                  2,202,000                 22,000                       -
         Net loss                                                              -                      -              (5,802,000)
                                                                 ----------------     ------------------      ------------------
BALANCES,
         December 31, 1998                                                     -                      -               4,509,000

         Issuance of common stock for exercise
            of options and restricted common stock                             -                      -                 485,000
         Stock compensation earned                                             -                      -                 561,000
         Issuance of common stock per equity
            line of credit                                                     -                      -               1,928,000
         Purchase of treasury stock                                      (11,000)                     -                 (77,000)
         Shares acquired in legal settlement                            (176,000)                (2,000)               (432,000)
         Cancelled put options                                                 -                      -                 169,000
         Retire treasury stock                                            36,000                      -                       -
         Issuance of preferred stock                                           -                      -               1,408,000
         Preferred stock dividends paid                                        -                      -                 (54,000)
         Conversion of preferred stock                                         -                      -                       -
         Net loss                                                              -                      -              (2,198,000)
                                                                 ----------------     ------------------      ------------------
BALANCES,
         December 31, 1999                                              (151,000)                (2,000)              6,299,000

         Issuance of common stock for exercise
            of options                                                         -                      -               1,207,000
         Sale of common stock                                                  -                      -               1,463,000
         Stock compensation earned                                             -                      -                  27,000
         Issuance of warrants for professional services                        -                      -                 216,000
         Purchase of treasury stock                                      (12,000)                     -                 (38,000)
         Cancellation of common stock                                                                                         -
         Cancellation of note issued for common stock                                                                    30,000
         Common stock issued in connection with acquisitions                   -                      -               1,915,000
         Preferred stock dividends paid                                        -                      -                 (47,000)
         Net loss                                                              -                      -              (6,923,000)
                                                                 ----------------     ------------------      ------------------

                                                                        (163,000) $              (2,000) $            4,149,000
                                                                 ================     ==================      ==================


See accompanying notes.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                  2000                 1999               1998
                                                                                  ----                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss from continuing operations                                     $  (6,923,000)    $   (4,947,000)    $   (3,271,000)
       Adjustments to reconcile net loss from continuing operations to cash used by continuing operating activities:
                 Depreciation and amortization                                     1,232,000          1,022,000            612,000
                 (Gain)loss on disposition of assets                                       -             10,000            (87,000)
                 Provision for asset impairments                                     298,000                  -                  -
                 Provision for doubtful accounts                                     551,000            296,000            384,000
                 Deferred income taxes                                                     -                  -           (499,000)
                 Cancellation of note issued for common stock                         30,000                  -                  -
                 Issuance of warrants for professional services                      216,000                  -                  -
                 Litigation settlement balance                                       940,000                  -                  -
                 Stock compensation earned                                            27,000            156,000            373,000
                 Changes in operating assets and liabilities:
                       Accounts receivable                                          (163,000)        (1,473,000)          (717,000)
                       Due from affiliates                                          (116,000)            58,000             74,000
                       Federal and state income tax receivable                             -          1,325,000           (741,000)
                       Other current assets                                          126,000           (642,000)           342,000
                       Accounts payable and accrued liabilities                      376,000           (499,000)          (550,000)
                       Due to affiliate                                                    -                  -            (24,000)
                                                                                 ------------      -------------      -------------
                 Cash used by continuing operating activities                     (3,406,000)        (4,694,000)        (4,104,000)
                 Cash used by discontinued operating activities                            -         (2,983,000)        (1,875,000)
                                                                                 ------------      -------------      -------------
                 Cash used by operating activities                                (3,406,000)        (7,677,000)        (5,979,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property and equipment                                          (849,000)          (370,000)          (323,000)
       Additions to property and equipment - discontinued operations                       -           (410,000)          (150,000)
       Payments received on loans to affiliates - discontinued operations                  -                  -          1,799,000
       Cash paid in acquisitions                                                    (403,000)                 -           (474,000)
       Proceeds from sale of property and equipment                                        -              1,000             94,000
       Proceeds from sale of property and equipment - discontinued operations              -              7,000                  -

                                                                                 ------------      -------------      -------------
                 Cash provided (used) by investing activities                     (1,252,000)          (772,000)           946,000

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on capital leases                                          (45,000)           (46,000)           (59,000)
       Principal payments on capital leases - discontinued operations                      -            (21,000)                 -
       Issuance of common stock for exercise of options                            1,230,000            485,000            518,000
       Issuance of common stock on equity line of credit                                   -          1,928,000                  -
       Issuance of Series B preferred stock                                                -          1,408,000                  -
       Sale of common stock                                                        1,440,000                  -                  -
       Preferred stock dividend payments                                             (47,000)           (55,000)                 -
       Borrowings on line of credit                                               15,709,000          2,617,000                  -
       Amounts paid on line of credit                                            (14,542,000)        (2,617,000)                 -
       Borrowings on short-term note - discontinued operations                             -          2,000,000                  -
       Borrowings on long-term note - discontinued operations                              -          3,160,000                  -
       Borrowings on line of credit - discountinued operations                             -         24,607,000          9,754,000
       Amounts paid on line of credit - discontinued operations                            -        (24,716,000)        (8,641,000)
       Purchase from third party of note receivable for stock purchase                     -                  -           (435,000)
       Purchase of treasury stock                                                    (38,000)           (77,000)                 -

                                                                                 ------------      -------------      -------------
                 Cash provided by financing activities                             3,707,000          8,673,000          1,137,000
                                                                                 ------------      -------------      -------------

                 Net increase (decrease) in cash and cash equivalents               (951,000)           224,000         (3,896,000)

Cash and cash equivalents at beginning of period                                   1,135,000            911,000          4,807,000
                                                                                 ------------      -------------      -------------

Cash and cash equivalents at end of period                                     $     184,000     $    1,135,000     $      911,000
                                                                                 ============      =============      =============

Cash paid (received) during the period:
       Interest - continuing operations                                        $     103,781     $       84,000     $       31,000
       Interest - discontinued operations                                                  -            309,000             55,000
       Income taxes - continuing operations                                                -           (112,000)           (51,000)
       Income taxes - discontinued operations                                              -         (1,163,000)          (436,000)

Noncash investing and financing activities:
       Common stock issued for acquisitions                                    $   1,915,000     $            -     $    1,534,000
       Common shares acquired in legal settlement                                          -           (432,000)                 -
       Net liabilities relinquished in Matrix sale                                         -          5,780,000                  -


See accompanying notes.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      Business and Background

         NetLojix Communications, Inc. (the "Company") is a provider of network and hosting infrastructure, web application development and technical support to the business market, with offices principally located in California, Illinois, New York and Texas. The Company provides enterprise-wide solutions integrating broadband connectivity, hosting, co-location, web application development, system integration, maintenance and voice connectivity. The Company network infrastructure and Internet hosting platform employ proprietary as well as existing technologies that enable its customers to outsource their eBusiness initiatives including hosting, co-location, transaction management, bandwidth, data storage and security.

         The Company is organized into three primary business segments: Network Connectivity, Technical Support Services and Application Development and Hosting.

         Services provided by the Company include the transport of data, voice and Internet traffic; systems integration, service and technical support; and application development and web hosting. Through a value-added sales process, the Company designs, installs and manages its customers' networks. The Company will provide a host of additional value added services assisting its customers to create and manage enhanced intranet and extranet applications. The Company cross-markets to its customer base a variety of traditional telecommunications products and services such as long distance telephone service, executive calling cards and video/audio conferencing.

         On November 30, 1999, the Company sold its wholly-owned subsidiary, Matrix Telecom, Inc. Matrix Telecom represented all of the Company's residential long distance business. As a result of the Company's decision to exit the residential long distance business, the Company's consolidated financial statements as of December 31, 1999 and 1998, and for the years ended December 31, 1999 and 1998 reflect the Company's residential long distance business as a discontinued operation.

         (B)      Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         (C)  Basis of Presentation

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and has a deficiency in working capital at December 31, 2000. The Company is planning for its operations during 2001 to generate sufficient working capital for it to continue as a going concern without the need for additional financing. During late 2000, the Company took steps to improve its cash flows from operations, which included a reduction in the number of employees, closures of offices and a refocusing of the Company's marketing and sales activities on more profitable lines of business. Although there can be no assurance that these steps will result in the projected level of cash flow from operations, management believes that the Company's operations will generate sufficient working capital to maintain its ongoing activities through at least December 31, 2001.

         (D)      Cash and Cash Equivalents

         The Company considers all demand deposits, time deposits, and other highly liquid investments with an original maturity at date of purchase of less than ninety days to be cash equivalents.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

         (E)      Accounts Receivable

         Accounts receivable are net of allowances for doubtful accounts and other provisions of $565,000 and $290,000 as of December 31, 2000 and 1999, respectively. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of its customers, historical trends and other information.

         (F)      Revenue Recognition

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

         (G)      Property and Equipment

         Property and equipment are recorded at cost. Maintenance and repairs are charged against income as incurred, while renewals and major replacements are capitalized. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in operations. The Company provides depreciation of fixed assets using the straight-line method over the following estimated useful lives of the respective assets.

Computer equipment                                        2-5 years
Office furniture and equipment                            1-7 years
Leasehold improvements                                    Lease term
Vehicles                                                  3 years

         (H)      Goodwill

         Goodwill represents the excess of purchase price over the fair value of net assets acquired in various acquisitions and is being amortized over fifteen years. The Company assesses the recoverability of its recorded goodwill by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future cash flows of the acquired businesses. At December 31, 2000, the Company calculated that its recorded goodwill on certain acquisitions in the amount of $298,000 would not be recovered on such a basis and was written off. Goodwill is recorded net of accumulated amortization of $618,000 and $336,000 as of December 31, 2000 and 1999 respectively.

         (I)      Customer Bases Acquired and Other Intangible Assets

         Customer bases acquired of $1,685,000 and $923,000 as of December 31, 2000 and 1999, respectively, is recorded net of accumulated amortization of $1,032,000 and $660,000, respectively. The customer bases acquired are recorded in other assets and are being amortized on a straight-line basis over five years. The Company also has included in intangible assets the covenants-not-to-compete obtained in connection with two acquisitions in 2000, the balance of which at December 31, 2000 is $175,000, net of accumulated amortization of $35,000. These covenants-not-to-compete are being amortized on a straight line basis over two years.

         The Company assesses the recoverability of these intangible assets by comparing the recorded value to estimated undiscounted future cash flows from the use of the asset. The amount of impairment, if any, is measured based on the difference between the recorded net book value and the estimated fair value of the intangible assets. The assessment of the recoverability of the intangible assets will be impacted if the estimated fair value declines below their recorded book values.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

         (K)      Concentrations of Credit Risk

         The Company's customers are primarily small to mid-size business owners and are not concentrated in any specific geographic region of the United States. The Company generally extends credit to its customers and accounts receivable are generally not collateralized. As of December 31, 2000, five customers comprise $1,626,000, or 71%, of the accounts receivable balance as listed below.

                  S G Cowen                             $        676,000
                  Specialized Card                               352,000
                  Infosys Technologies Limited                   336,000
                  UICI                                           148,000
                  Excell Agent Services                          114,000
                                                           --------------
                                                        $      1,626,000
                                                           ==============

         In addition, S G Cowen represents approximately 12% of the Company's revenues for the year ended December 31, 2000.

         (L)      Financial Instruments

         The Company's financial instruments include cash, receivables, payables, and accrued expenses. The carrying amount of such financial instruments approximates fair value because of the short maturity of these instruments.

         (M)      Loss Per Share

         Basic and diluted loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all outstanding convertible preferred stock and outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented. Comprehensive loss for the years ended December 31, 2000, 1999 and 1998 and is equal to net loss reported for such periods.

         (N)      Reclassifications

         Certain reclassifications have been made to prior period amounts in order to conform to current year presentation.

         (O)      Recently-issued accounting pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 became effective for the fourth quarter of the Company's fiscal year ended December 31, 2000. Complying with SAB 101 did not require any change in the Company's revenue recognition policies and did not effect the Company's consolidated financial position or

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

results of operations.

(2)      ACQUISITIONS AND DISPOSITIONS

         MATRIX TELECOM, INC.

         On December 1, 1997, the Company and Matrix Telecom completed a share for share exchange of common stock (the "Share Exchange"). For accounting purposes, the Share Exchange was treated as a reverse acquisition of the Company by Matrix Telecom. The Company was the legal acquirer and, accordingly, the Share Exchange was affected by the issuance of the Company's common stock in exchange for all of the common stock then outstanding of Matrix Telecom. In addition, holders of outstanding Matrix Telecom stock options received non-qualified stock options of the Company. Immediately after the Share Exchange the former shareholders of Matrix Telecom held approximately 84% of the then outstanding common stock of the Company.

         On November 30, 1999, the Company sold all of the stock of Matrix Telecom to Matrix Acquisition Holdings Corp., a wholly-owned subsidiary of Platinum Equity Holdings, LLC. (Platinum) and recorded a gain of $5,780,000. The purchase price for the Matrix Telecom stock was valued at $6,052,000 and consisted of four components. First, the Company received a credit against future charges incurred for long distance wholesale telephone traffic pursuant to a telecommunications service contract with Matrix Telecom. The amount of the credit was calculated to be approximately $614,000. Second, $4,190,000 in intercompany indebtedness owed to Matrix Telecom by the Company was eliminated or forgiven. Third, the federal income tax refunds paid to or due Matrix Telecom in the total amount of $1,248,000 were assigned to the Company. Fourth, the Company was to receive a possible future cash payment based upon Matrix Telecom's Internet service customer base. The Company currently does not believe that it will receive any amounts based on Matrix Telecom's Internet services. The Company also received an indemnity from Platinum against certain claims or liabilities arising under the Company's secured credit facility with Coast Business Credit. The Company also was released by Coast Business Credit from any claims or liabilities relating to borrowings secured by the assets of Matrix Telecom. The residential long distance operations of Matrix Telecom have been reflected as a discontinued operation and all prior period amounts have been restated.

         The final amount of the purchase price is subject to adjustment based on finalization of a balance sheet for Matrix Telecom as of August 31, 1999 and agreement by both parties. The Company has been notified by Platinum that it materially disagrees with the balance sheet of Matrix Telecom prepared by the Company. To date, the Company has attempted to resolve the matter, but the buyer has resisted submitting the matter to an independent firm of accountants chosen by the parties for final resolution, as required by the contract. Any adjustment in the purchase price would affect the purchase price and the recorded gain. At this time, the Company does not believe that the ultimate resolution of the items in dispute will materially affect the recorded gain.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

         DIGITAL MEDIA, INC. ("DMI")

         Effective September 1998, the Company acquired all of the capital stock of DMI, a California based developer of multimedia software. The Company exchanged 30,000 shares of its common stock valued at $71,000 for all of the outstanding common stock of DMI.

         The acquisition was accounted for under the purchase method of accounting. The assets and liabilities of DMI were recorded at their historical cost, which approximated their fair value at the date of acquisition. The Company recorded goodwill of approximately $117,000, which represented the excess of the purchase price over the fair value of the net identifiable assets acquired. The goodwill was being amortized on a straight-line basis over fifteen years. As of December 31, 2000, the Company determined that the goodwill was impaired and the remaining balance of $111,000 was written off as of that date.

         REMOTE LOJIX/PCSI, INC. ("RLI")

         Effective November 1998, the Company acquired all of the capital stock of RLI, a New York based provider of information technology services to corporate customers. The Company exchanged 650,000 shares of its common stock valued at $1,463,000 for all of the outstanding common stock of RLI. The Company assumed the outstanding balance of a $500,000 loan to RLI.

         The acquisition was accounted for under the purchase method of accounting. The assets and liabilities of RLI were recorded at their historical cost, which approximated their fair value at the date of acquisition. The Company recorded goodwill of approximately $4,365,000, which represented the excess of the purchase price over the fair value of the net identifiable assets acquired. The goodwill is being amortized on a straight-line basis over fifteen years

         During 1999, the Company settled all outstanding claims against the former majority stockholder of RLI in exchange for relinquishment of 176,262 shares of common stock of the Company. The relinquishment was recorded as a reduction of goodwill in the amount of $432,000 during 1999.

         SMITH TECHNOLOGY SOLUTIONS, INC. ("STS")

         Effective August 2000, the Company acquired all the outstanding shares of STS. STS provides local and wide area network design, integration and support, and web-site design and management for businesses in California. The Company paid cash of $60,000 and issued 250,000 shares of its common stock valued at approximately $484,417 in exchange for all the outstanding shares of STS. The Company also paid $90,000 for a consulting agreement with an officer of STS. In addition, the Company incurred acquisition related expenses of approximately $107,000.

         The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The total purchase price was allocated to net tangible assets and liabilities of approximately $152,000 and intangible assets, including STS' customer base of $356,000, a covenant not to compete of $100,000 and goodwill of $262,000. Goodwill is being amortized over its estimated useful life of fifteen years. The other acquired intangible assets are being amortized over their estimated useful lives of five and two years, respectively.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

         CW ELECTRONIC ENTERPRISES, INC. ("CWE(2)")

         Effective September 2000, the Company acquired all the outstanding shares of CW Electronic Enterprises, Inc. (dba CWE(2) Network Systems) ("CWE(2)"). CWE(2) provides local and wide area network design, integration and support, and web site design and hosting management for mid-sized businesses in the Midwest. The Company paid cash of $150,000 and issued 500,000 shares of its common stock valued at approximately $1,214,000 in exchange for all the outstanding shares of CWE(2). In addition the Company incurred acquisition related expenses of approximately $126,000.

         The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The Company assumed net tangible liabilities of $293,000 and recorded intangible assets, including CWE(2)'s customer base of $756,000, a covenant-not-to-compete of $100,000 and goodwill of $921,000. Goodwill is being amortized over its estimated useful life of fifteen years. The other acquired intangible assets are being amortized over their estimated useful lives of two to five years.

         OTHER

         During 2000, in separate transactions, the Company acquired the assets of two other corporations in the IT support business. In these transactions, the Company issued 55,000 shares of the Company's common stock and accounted for them using the purchase method. The Company recorded goodwill of approximately $219,000, which represented the excess of the purchase price over the fair value of the net identifiable assets acquired. The goodwill was being amortized on a straight line basis over fifteen years. At December 31, 2000, the Company determined that the goodwill was impaired and the remaining balance of $187,000 was written off as of that date. These acquisitions were not included in the pro forma table below because the results of operations presented would not have differed materially.

         Unaudited pro forma results of operations of the Company as if the acquisitions of STS and CWE(2) had occurred as of the beginning of the years ended December 31, 2000 and 1999:


                                                                     Years ended December 31,
                                                                  -----------------------------
                                                                  2000                     1999
                                                                  ----                     ----
   Revenues                                             $        23,296,000      $      20,395,000
   Operating loss                                               (7,071,000)            (4,863,000)
   Loss from continuing operations                              (6,934,000)            (4,921,000)
   Pro forma loss from continuing operations per
        common share                                    $             (.50)      $           (.43)

         The pro forma financial information has been prepared for comparative purposes only and does not purport to indicate the results of operations that would have occurred had the acquisition been made at the beginning of the periods indicated, or which may occur in the future. The allocations related to the acquisitions made during 2000 are preliminary and subject to adjustments as the Company completes its review and evaluation of the acquired assets and assumed liabilities.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(3)      DISCONTINUED OPERATIONS

          Selected financial information for the discontinued residential long distance operations is as follows:


                                                                      YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                  1999                       1998
                                                               -----------                 -----------
  Revenues                                             $       18,993,000            $     34,126,000
  Costs and expenses                                           (22,024,000)                (38,048,000)
                                                               -----------                 -----------
  Loss before income tax benefit                               (3,031,000)                 (3,922,000)
  Income tax benefit                                                   --                   1,391,000
                                                               -----------                 -----------
  Loss from operations of discontinued operations      $        (3,031,000)          $     (2,531,000)
                                                               ===========                 ===========

(4)      PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                                                DECEMBER 31,
                                                                     ---------------------------------
                                                                       2000                   1999
                                                                     ---------               ---------
Computer equipment                                      $            2,109,000       $       1,152,000
Office furniture and equipment                                         454,000                 423,000
Leasehold improvements                                                 184,000                 135,000
Vehicles                                                                34,000                      --
                                                                     ---------               ---------
Total property and equipment                                         2,781,000               1,710,000
Accumulated depreciation and amortization                            (1,279,000)              (792,000)
                                                                     ---------               ---------
Property and equipment, net                             $            1,502,000       $         918,000
                                                                     =========               =========

         The Company recognized total depreciation expense of $488,000, $714,000 and $737,000 for 2000, 1999 and 1998, respectively. Depreciation expense related to continuing operations was $488,000, $372,000 and $254,000 for the same periods.

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


                                                                                     SHARES           AMOUNT
                                                                                     -------           -------
Balance, January 1, 1998                                                          $  386,000    $      579,000
Vested shares no longer subject to put                                               (48,000)          (72,000)
Called shares subject to put                                                        (225,000)         (338,000)
                                                                                     -------           -------
Balance, December 31, 1998                                                           113,000           169,000

Vested shares no longer subject to put                                               (38,000)          (56,000)
Cancellation of put/call rights                                                      (75,000)         (113,000)

Balance, December 31, 1999                                                        $       --    $           --
                                                                                     =======           =======

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

         ISSUANCE AND CONVERSION OF PREFERRED STOCK

         The Series A Convertible Preferred Stock ("Series A Stock") is convertible, on a one-to-one basis, into shares of the Company's common stock. During 1998, a total of 60,000 shares of the Series A Stock was converted to 60,000 shares of the Company's common stock.

         On April 13, 1999, the Company sold 1,500 shares of its newly-designated Series B Convertible Preferred Stock (the "Series B Stock") to three private investors for $1,500,000. The Series B Convertible Preferred Stock was convertible into common stock at the option of the Series B investors at any time. The conversion price was the lesser of $6.875 or 89% of the closing bid price for the Company's common stock at the time of conversion. All of the shares of the Series B Stock were converted into an aggregate of 804,000 shares of the Company's common stock during 1999.

         The Company also issued the Series B investors warrants to purchase up to 20,000 shares of Common Stock at a price of $8.60 per share. The warrants may be exercised beginning September 30, 1999, and expire on March 31, 2002. During 1999, 9,000 of such warrants were cancelled.

         The Company paid Trinity Capital Advisors, Inc. $60,000 as compensation for financial advisory services in connection with the placement of the Series B Stock.

         EQUITY LINE AGREEMENT

         On April 23, 1999, the Company entered into an equity line of credit agreement with Cambois Finance, Inc. ("Cambois"), through which the Company may sell or "put" the Company's common stock to Cambois subject to the satisfaction of several conditions. The equity line agreement provides for Cambois to purchase up to $13,500,000 of the Company common stock, subject to the Company filing and maintaining an effective registration statement, trading price and volume minimums, and limits on the amount and frequency on sales of common stock under the line. The Company filed the registration statement, which was declared effective by the Securities and Exchange Commission (the "SEC") on August 25, 1999. As of December 31, 2000, the Company had put a total of 1,067,000 shares of its common stock to Cambois for $2,000,000 pursuant to the equity line agreement. The equity line agreement provides that, without a vote of the Company's common stockholders, the Company may not issue more than 2,103,939 shares of common stock in the aggregate to Cambois under the equity line, which number of shares is equal to 19.96% of the outstanding shares of the Company's common stock on the date of the equity line agreement. As a result, as of December 31, 2000, the Company could sell up to an additional 1,037,000 shares to Cambois. To issue shares in excess of that amount under the equity line agreement, the Company would have to register additional shares with the SEC, as well as obtain stockholder approval. Netlojix cannot put stock to Cambois without Cambois's approval if the bid price for its common stock is less than $2.26 per share. NetLojix's possible delisting from The Nasdaq SmallCap Market would prevent NetLojix from utilizing the equity line agreement without Cambois's approval even if the bid price for NetLojix's stock is above $2.26 per share.

         The Company issued 3,000 shares of its common stock to Trinity Capital Advisors, Inc. as compensation for financial advisory services in connection with the Cambois agreement.

         COMMON STOCK TRANSACTIONS

         In December 1998, the Company retired all of its then outstanding treasury stock, which consisted of 2,201,601 shares.

         During February 1999 and January 2000 the Company purchased 11,000 and 12,000 shares of its

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

common stock at average prices of $6.64 and $3.17, respectively, in the open market pursuant to the Company's 1999 and 2000 GO Plans. The GO Plans were established to provide the Company's employees with cash bonuses for up to four years to promote longevity of employment. For four consecutive years starting in February 2000 and January 2001, respectively, the Company is to sell 25% of the shares held under the each GO Plan and distribute the proceeds as cash bonuses to the employees who were employed at both the date of the establishment of the respective GO Plans and at the date of distribution.

         During 1999, the former majority stockholder of RLI relinquished 176,000 shares of the Company's common stock to the Company in accordance with two separate legal settlements related to disputes concerning the purchase of RLI. These shares were originally issued in connection with the purchase of RLI. Of these shares, 140,000 shares are held as treasury stock while 36,000 shares were subsequently canceled and retired. The value of the shares relinquished was recorded as an adjustment to goodwill.

         On March 3, 2000, the Company raised net proceeds of $1,440,000 through a private placement of 375,000 shares of common stock at $4.00 per share. The purchaser was AMRO International, S.A., an entity organized under the laws of Panama. In connection with the placement, the Company also granted AMRO warrants to purchase up to 75,000 shares of the Company's common stock at a price of $5.25 per share. These warrants expire March 1, 2003. A registration statement to register the public resale of these shares by AMRO was declared effective by the SEC on June 7, 2000.

         On May 25, 2000, the Company held its annual meeting of stockholders. At that meeting the stockholders approved an amendment to the certificate of incorporation increasing the number of authorized shares of common stock from 20,000,000 shares to 40,000,000 shares.

         ISSUANCE OF COMMON STOCK WARRANTS

         In January 2000, the Company retained Kaufman Bros., L.P ("Kaufman Bros.") to act as the Company's financial advisor and investment banker. As compensation for investment banking services, the Company agreed to pay $25,000 and issue 100,000 warrants expiring in January 2005 to purchase common stock of the Company at an exercise price of $3.28. Using the Black-Scholes pricing model, the fair value of the warrants was estimated to be $216,000, which was recorded as an expense during the first quarter of 2000. In addition, the Company has agreed to compensate Kaufman Bros. for any financing or merger transactions facilitated by them in accordance with a specified fee schedule. The initial term of this agreement with Kaufman Bros. expired on August 31, 2000, and the agreement is automatically renewing on a monthly basis until terminated in writing by either the Company or Kaufman Bros. The agreement was effective at December 31, 2000.

         PREFERRED STOCK DIVIDENDS

         As a result of issuance of the Series B preferred stock, the Company was required to account for the benefit of the conversion feature in a manner similar to a preferred stock dividend equal to the difference between the market price of the Company's common stock at the date the Company committed to issue the Series B stock and the conversion price, times the number of common shares issuable upon conversion. The effect of these preferred stock dividends on loss per share was recognized ratably over the period to the earliest conversion date (90 days from date of issuance). During 1999, the Company included preferred dividends related to the conversion feature on Series B stock of $256,593 in the calculation of loss per share.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

         On each of January 31, 1999, July 31, 1999, January 31, 2000 and July 31, 2000, the Company declared and paid in cash semi-annual dividends of $24,000 each to the holders of the Company's Series A convertible preferred stock.

         On September 30, 1999, the Company declared and paid in cash quarterly dividends of $7,000 to the holders of the Company's Series B preferred stock.

         STOCK OPTION GRANTS

         NETLOJIX OPTIONS--Prior to the Share Exchange, the Company adopted the 1997 Incentive Stock Option Plan (the "NetLojix 1997 Plan") for stock option grants to officers and key employees. The NetLojix 1997 Plan authorizes grants of options to purchase up to 250,000 shares of authorized but unissued common stock and 125,000 shares of restricted common stock of the Company.

          Stock options are to be granted with an exercise price greater than or equal to the stock's fair market value at the date of grant. Options generally vest 25% after one year and 25% each year thereafter until fully vested. Such options typically expire after ten years. As of December 31, 2000, 58,000 options had been exercised and 116,000 options were outstanding.

         On January 1, 1998, the Company granted options to purchase 75,000 shares of the Company's common stock at an exercise price of $1.50 per share to one of its distributors. On March 1, 1998, the Company granted options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.50 per share to another one of its distributors. These options were to become exercisable based on qualified billings to long distance customers generated by the optionees from the respective dates of grant through December 31, 2000. As of December 31, 1999, and in connection with the sale of Matrix Telecom, all grants under these agreements had been cancelled except for 27,000 currently-exercisable options left outstanding with an expiration date of December 31, 2002.

         On February 24, 1998, the Company's Board of Directors approved a grant of a total of 120,000 shares of restricted common stock to two board members pursuant to the NetLojix 1997 Plan. During 1998 and 2000, 60,000 shares and 60,000 shares respectively were vested. As of December 31, 2000, all 120,000 shares of restricted common stock are vested.

         During 1998, the Company adopted the 1998 Stock Incentive Plan (the "NetLojix 1998 Plan"), which initially provided for the issuance of up to 1,500,000 shares of NetLojix common stock pursuant to stock options and issuances of restricted stock, as well as for the grant of stock appreciation rights. At the Company's annual meeting on May 25, 2000, the stockholders approved an amendment to the 1998 Stock Incentive Plan increasing the number of shares authorized for issuance under the plan by 1,500,000 shares. Stock options are generally to be granted with an exercise price greater than or equal to the stock's fair market value at the date of grant. Options generally vest 25% after one year and 25% each year thereafter until fully vested. Such options typically expire after ten years. As of December 31, 2000, the Company had granted options to purchase 3,233,000 shares of the Company's common stock and granted 20,000 shares of restricted stock under the NetLojix 1998 Plan. During 2000, all 20,000 shares were cancelled. Exercise prices range from $1.875 to $5.625 per share. Options to purchase 1,786,000 shares were outstanding as of December 31, 2000.

         During 1999, the Company granted nonstatutory stock options to three of its board members to purchase a total of 75,000 shares of the Company's common stock at exercise prices ranging from $4.625 to $4.88 (average exercise price of $4.82 per share), which was equivalent to the fair market value of the stock

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

at the respective dates of grant. The stock options vest at a rate of 50% per year over two years and were granted pursuant to the NetLojix 1998 Plan.

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

          The Company also granted in 1999 incentive stock options to various non-executive managers and employees to purchase a total of 100,000 shares of the Company's common stock at exercise prices ranging from $1.875 to $4.15 (average exercise price of $3.51 per share) which was equivalent to the fair market value of the stock at date of grant. The options vest at a rate of 25% per year over four years and were granted pursuant to the NetLojix 1998 Plan.

         In 2000, the Company granted 1,610,250 options to employees and directors. Of these, 310,500 were granted at exercise prices of $.25 to $.38, 195,000 were granted at exercise prices of $1.06 to $2.25, 999,750 were granted at exercise prices of $2.31 to $3.31 and 105,000 were granted at exercise prices of $3.91 to $5.38. All options granted in 2000 were pursuant to the NetLojix 1998 Stock Incentive Plan.

         MATRIX TELECOM OPTIONS--Prior to the Share Exchange, the Board of Directors of Matrix Telecom approved the grant of stock options for certain of its officers and employees. Stock option transactions of Matrix Telecom are included in the table below. At the time of the Share Exchange, Matrix Telecom had 22,000 options outstanding to purchase its common stock. In connection with the Share Exchange, the Company reissued these stock options and they vested immediately. These reissued options expire in December 2002.

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


                                                                        YEAR ENDED DECEMBER 31,
                                                            2000                 1999                1998
                                                            ----                 ----                ----
Additional compensation expense                    $     1,108,000         $      621,000     $       64,000
Pro forma net loss from continuing operations           (8,031,000)            (5,569,000)        (3,335,000)
Pro forma net loss from continuing operations
    per common share                                          (.60)                  (.54)              (.35)

         Pro forma compensation cost for 2000, 1999 and 1998 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 75%, 50% and 30%, respectively; risk-free interest rate of 6.0% for all years; expected life of 7.0, 10.0 and 9.0 years, respectively; and no expected dividend yield for any year.

         BEST CONNECTIONS OPTIONS--As a result of the Matrix Telecom combination with Best Connections, Inc. ("Best") in 1997, Matrix Telecom assumed the obligation to issue stock options to Best's agents under Best's 1997 Option Plan. Under the New Best Connections, Inc. Amended and Restated 1997 Option Plan, in 1997 the Company issued stock options to purchase 1,292,000 shares of common stock at $1.50 per share to certain distributors and agents of Matrix Telecom. The options were originally granted to facilitate

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

the marketing of residential long distance services. Pursuant to the terms of the option grant, the options became fully vested upon the sale of Matrix Telecom, in November 1999 and expired on May 22, 2000. The Company recorded commission expense, included in discontinued operations, over the vesting period of the option grant totaling $762,000 prior to December 31, 1999. As a consequence of the May 22, 2000 expiration date, 713,000 options were exercised during 2000. The Company realized proceeds from the option exercises of $1.1 million. As of December 31, 2000, all vested options have been exercised or cancelled.

         The per share weighted average fair value of Best stock options granted on July 1, 1997 was $.59 on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 30%, risk-free interest rate of 6.0%, and an expected life of 3.5 years.

         OPTIONS SUMMARY-Stock option activity is as follows:


                                                                                        WEIGHTED AVERAGE
                                                                                 EXERCISE        GRANT-DATE
                                                               OPTIONS              PRICE        FAIR VALUE
  Outstanding as of January 1,1998                             1,802,000            $1.78
    Granted                                                    1,024,000             3.31            $2.63
    Expired                                                     (47,000)             1.54
    Forfeited                                                  (107,000)             1.91
    Exercised                                                  (353,000)             1.81
                                                               --------
  Outstanding as of December 31, 1998                          2,319,000             2.45
    Granted                                                      553,000             4.55             3.02
    Expired                                                     (11,000)             2.40
    Canceled                                                   (516,000)             3.21
    Exercised                                                  (295,000)             1.63
                                                               --------
  Outstanding as of December 31, 1999                          2,050,000             2.94
     Granted                                                   1,610,000             2.58             1.77
     Canceled                                                  (962,000)             4.00
     Exercised                                                 (774,000)             1.50
                                                               --------
  Outstanding as of December 31,2000                                                 3.07
                                                              1,924,000
                                                              =========

          Total expense recorded for stock based awards during 2000, 1999 and 1998 was $27,000, $561,000 and $477,000, respectively. Total expense associated with continuing operations for stock based awards was $27,000, $157,000 and $373,000 for the same respective periods.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

         The following table summarizes certain information about the Company's stock options at December 31, 2000.


                                        OPTIONS OUTSTANDING
                            ----------------------------------------------              OPTIONS EXERCISABLE
                                               WEIGHTED                            ------------------------------
                                               AVERAGE            WEIGHTED                               WEIGHTED
                                              REMAINING            AVERAGE                               AVERAGE
       RANGE OF             NUMBER OF        CONTRACTUAL          EXERCISE           NUMBER OF           EXERCISE
    EXERCISE PRICES          OPTIONS             LIFE               PRICE             OPTIONS             PRICE
      $ .25 -.38               309,000          9.98 years        $ .25                   --             $   --
       1.50 - 2.25             232,000          8.81 years         1.89               33,000               2.14
       2.31 - 3.31             793,000          8.73 years         3.16              113,000               3.16
       4.00 - 6.00             576,000          7.82 years         4.76              180,000               4.65
      8.00 - 12.00              14,000          5.63 years        10.73               14,000              10.73
                             ---------                                               -------
                             1,924,000          8.64 years         3.07              340,000               4.16
                             =========                                               =======

         At December 31, 2000, the Company had reserved a total of 3,505,000 shares for issuance upon conversion of outstanding preferred stock, and exercise of options and warrants.

(6)      FEDERAL AND STATE INCOME TAXES

         The provision for income taxes allocated to continuing operations consisted of the following:


                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                               2000                    1999              1998
                                               ----                    ----              ----
Current tax expense (benefit):
    Federal                              $         --       $             --     $           --
    State and local                                --                     --                 --
                                             --------                 --------         --------

Deferred tax expense (benefit):
    Federal                                        --                     --            (135,000)
                                             --------                 --------         --------
Continuing operations                      $       --                     --            (135,000)
                                             ========                 ========         ========

Discontinued operations                    $       --      $              --          (1,391,000)
                                             ========                 ========         ========

         Income tax benefit differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss from continuing operations before income taxes as a result of the following:


                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                   2000                     1999                 1998
                                                   ----                     ----                 ----
Computed "expected" tax benefit            $   (2,204,000)       $       (1,682,000)      $    (1,158,000)
State and local  taxes,  net of federal
    income tax effect                            (189,000)                 (183,000)              (80,000)
Other permanent items                            (138,000)                 (145,000)               23,000
Losses not providing tax benefit                2,247,000                 2,047,000             1,271,000
Other                                             284,000                   (37,000)             (191,000)
                                                                           --------             ---------
                                           $           --        $               --       $      (135,000)
                                                                           ========             =========

         Deferred income taxes as of December 31, 2000 and 1999, reflect the impact of temporary differences between financial statement carrying amounts and tax bases of assets and liabilities. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the net deferred tax assets at December 31, 2000 and 1999 are presented below:

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


                                                                              DECEMBER 31,
                                                                              ------------
                                                                         2000               1999
                                                                      ---------               ---------
    Deferred tax assets
        Net operating loss carryforwards                             $5,322,000             $ 3,919,000
        Compensation related items                                      397,000                 416,000
        Contingent liabilities and other                                395,000                 450,000
                                                                      ---------               ---------
        Gross deferred tax asset                                      6,114,000               4,785,000
        Less valuation allowance                                     (5,436,000)             (4,428,000)
                                                                      ---------               ---------
             Deferred tax asset                                         678,000                 357,000
                                                                      ---------               ---------

    Deferred tax liabilities:
        Customer base intangible                                      (614,000)                (343,000)
        Covenant not to compete                                        (64,000)                     --
        Other                                                               --                  (14,000)
          Deferred tax liabilities                                    (678,000)                (357,000)
                                                                      ---------               ---------
             Net deferred tax asset                                   $      --              $       --
                                                                      =========               =========

         The valuation allowance for deferred tax assets increased by $1,008,000, $1,010,130 and $2,233,529 during 2000, 1999 and 1998, respectively.

         At December 31, 2000, the Company has net operating loss carryforwards for federal tax purposes of approximately $13,747,000 which are available on a limited basis to offset future federal taxable income, if any, through 2020. A portion of these net operating losses may be subject to annual limitations as imposed by Internal Revenue Code Section 382. The valuation allowance recorded in connection with the reverse acquisition of the Company by Matrix Telecom and the acquisition of Remote Lojix, STS and CWE(2) was approximately $3,450,000. If the related deferred tax asset becomes realizable in the future, the reversal of the valuation allowance will be recorded as a reduction of goodwill.

(7)      RELATED PARTY TRANSACTIONS

         The Company has had transactions in the normal course of business with various companies who are affiliated with shareholders of the Company. Subsequent to December 31, 2000, a director and several significant holders of the Company's common stock divested themselves of their holdings in Specialized Card. During 1998, a significant number of the Company's employees were leased from United Group Service Center, an affiliate, which provides such services to a number of affiliated companies. This lease agreement was terminated on December 31, 1998, at which time these individuals became employees of the Company. The Company provides long distance and data network service to a number of affiliated companies. Balances with affiliates related to operating activities are settled monthly. In prior years, the Company has made both interest bearing and non-interest bearing advances to affiliated companies.

         Due from affiliates consists of the following:

                                                                                    Year ended December 31,
                                                                                 -----------------------------
                                                                                  2000                   1999
                                                                                 -------               -------
UICI Administrators (UICI) (long distance services)                     $        148,000      $        572,000
Interactive Media Works (IMW) (long distance services)                                --                 1,000
Core Marketing (long distance services)                                               --                94,000
AMLI Management Co. (long distance services)                                       7,000                33,000
Excell Agent Services (long distance services)                                   114,000                    --
Mega Life & Health Insurance (long distance services)                             99,000                    --
Specialized Card (long distance services)                                        352,000                    --
Student Division (long distance services)                                         86,000                    --
Other receivables from various affiliates                                         26,000                15,000
                                                                                 -------               -------
                                                                        $        832,000      $        715,000
                                                                                 =======      =        =======

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

         Significant services and transactions incurred in the normal course of operations with affiliated companies are summarized as follows:

                                                                                 Year ended December 31,
                                                                     -------------------------------------------
                                                                     2000               1999                1998
                                                                     ----               ----                ----
Revenues include the following:
  Continuing operations:
      Long distance revenues from affiliates:
        See list above                                       $      4,059,000    $      4,742,000   $       4,592,000
                                                                    =========           =========           =========

Selling, general and administrative expenses include the
  following:
  Continuing operations:
      Expenses incurred for leasing employees from United
         Group Service Center                                $             --    $             --   $         826,051
        Overhead expenses reimbursed to/from UGA
         divisions                                                         --              20,555              30,468
                                                                    ---------           ---------           ---------
                                                             $             --    $         20,555   $         856,519
                                                                    =========           =========           =========
  Discontinued operations:
       Expenses incurred for leasing employees from United
         Group Service Center                                $             --    $             --   $       4,755,377
       Sales commissions to affiliates:
         Core Marketing, UICI, UGA, Best Connections and
            AMLI                                                           --              30,937             140,187
           Overhead   expenses   reimbursed   to   UGA/from
         divisions                                                         --              51,770             211,342
           Core Marketing-casual mailings and telemarketing                --              19,668              21,425
                                                                    ---------           ---------           ---------
                                                                            --            102,375           5,128,331
                                                                    ---------           ---------           ---------
                                                             $             --    $        122,930   $       5,984,850
                                                                    =========           =========           =========

         In July 1998, the Company purchased notes receivable from one of the Company's significant shareholders at a discount. The notes receivable evidenced loans made by the significant shareholder in 1996 to Matrix Telecom employees to finance their purchases of Matrix Telecom common stock (which was subsequently converted to shares of the Company's common stock). Each of the employees who delivered a note receivable also entered into a Buyback Agreement dated October 6, 1996 (the "Buyback Agreement"), pursuant to which the Company has the option (but not the obligation) to repurchase a portion of such employee's stock upon the termination of his or her employment. The original notes, plus accrued interest, at the date of purchase by the Company were $573,000. The Company purchased these notes for $435,000.

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

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

At January 1, 2000, the total amount owing by one officer of the Company under this note was $91,844. At that time, the note was secured by 30,000 shares of the Company's common stock owned by the officer and bore an interest rate of 6% per annum. In February 2000, the officer paid the note down to a balance of $62,750 and the security for the note was reduced to 15,000 shares of the Company's common stock. In December 2000, the parties reduced the amount of the note to $6,563. The officer then paid this remaining amount through the cancellation of 15,000 of his shares of the Company's common stock.

(8)      LOSS PER COMMON SHARE

         Loss per common share is computed as follows:

Loss from continuing operations per share -

                                                                    YEAR ENDED DECEMBER 31,
                                                                 -----------------------------
                                                    2000                     1999                      1998
                                                    ----                     ----                      ----
           Numerator:
            Net loss                     $      (6,923,000)         $      (4,947,000)      $      (3,271,000)
            Preferred dividends                     47,000                     304,000                  47,000
                                                -----------                -----------             -----------
            Loss applicable to common
               shareholders              $      (6,970,000)         $      (5,251,000)      $      (3,318,000)
                                                ===========                ===========             ===========
           Denominator:
            Weighted average number
               of common shares used
               in basic and diluted
               loss per common share            13,700,000                 10,795,000               9,633,000
                                                ===========                ===========             ===========
           Basic and diluted loss from
               continuing operations
               per common share
                                         $            (.51)                      (.49)                   (.35)
                                                ===========                ===========             ===========

Net loss per share -
                                                    2000                     1999                      1998
                                                    ----                     ----                      ----
           Numerator:
            Net loss                      $     (6,923,000)           $    (2,198,000)    $         (5,802,000)
            Preferred dividends                     47,000                    304,000                   47,000
                                                -----------                -----------             -----------
            Loss applicable to common
             shareholders                 $     (6,970,000)           $    (2,502,000)    $         (5,849,000)
                                                ===========                ===========             ===========
           Denominator:
           Weighted average number of
             common shares used in
             basic and diluted loss per
             common share                        13,700,000                10,795,000                9,633,000
                                                -----------                ==========                =========
           Basic  and  diluted  net loss
             per common share             $           (.51)           $          (.23)       $           (.61)
                                                ===========                ===========             ===========

         There are 2,137,000, 2,050,000 and 2,319,000 potential common shares excluded from the diluted loss

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

per common share calculation for 2000, 1999 and 1998, respectively, because the effect is determined to be antidilutive.

(9)      COMMITMENTS

         The Company leases office space and various equipment under operating leases which expire in various years through 2006. In the normal course of business, operating leases are generally renewed or replaced by other leases. Total rental expense was $614,000 in 2000, $829,000 in 1999,and $546,000 in 1998. Rental expense associated with continuing operations was $614,000, $652,000 and $319,000, in the same respective periods. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000 are:
2001 - $652,000; 2002 - $533,000; 2003 - $243,000; 2004 - $84,000; 2005 -
$60,000; and $7,000 thereafter.

         In January 2000, the Company entered into a negotiated contractual agreement for switching and transmission facilities committing the Company to $720,000 minimum usage through January 2003. The Company also signed an additional agreement with another supplier in March 2000 for switching and transmission facilities committing the Company to $5,000,000 minimum usage for the life of the contract through March 2002. Based on the Company's rate of usage to date, the Company expects to meet the minimum usage requirements within the life of the contract.

(10)     LINES OF CREDIT

         In 1998, the Company entered into a Loan and Security Agreement with Coast Business Credit, which provides for an asset-based revolving credit line with a floating interest rate of prime plus 2%. As a result of the sale of Matrix Telecom, the Company was released by Coast Business Credit and received an indemnity from Platinum from any claims or liabilities relating to borrowings secured by the assets of Matrix Telecom.

         In March 2000, the Company restructured the secured credit facility with Coast Business Credit. Under the restructured line of credit, the Company may borrow up to 75% of eligible receivables (as defined) and 50% of certain unbilled receivables up to a total amount of $3,000,000. The percentage may be increased to 80% of eligible receivables if the Company reaches certain operational targets. In addition, the line of credit may be used to provide a facility for issuing letters of credit. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate plus 2% (11.5% at December 31, 2000). Borrowings under the credit facility are secured by substantially all of the Company's assets. As of December 31, 2000, $1,179,000 was outstanding under the credit line and approximately $203,000 was available for future borrowings. The credit facility also prohibits the payment of dividends and limits the size of business acquisitions that the Company may make without the prior consent of Coast Business Credit.

         During 2000, in connection with the acquisition of STS the Company became liable for their line of credit with and outstanding balance of $91,000 at the date of acquisition. This line, which was secured by all the assets of STS, was repaid in full in early January 2001. Also, in connection with the CWE(2) acquisition, the Company became responsible for a line of credit with a balance of $250,000 at the date of acquisition. This line is secured by all the assets of CWE(2). In December this amount was converted to a term note with payments over two years with interest at the lenders base rate plus .5%, or 11.0% at December 31, 2000.


(11)     SEGMENT REPORTING

         The Company's primary business segments are Network Connectivity, Technical Support Services and Application Development and Hosting. The segmentation is based on the types of services provided. All of the Company's services are targeted toward mid-sized businesses and conducted within the United States.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

         Technical Support Services segment encompasses a broad array of technical support services and solutions including system integration, desktop and network support, asset management and help desk solutions. Services include flat-fee maintenance contracts, prepaid time block retainers, help desk management contracts, LAN installations, warranty repairs and a small amount of hardware sales.

         The Applications Development and Hosting services segment includes producing, designing, and programming creative multimedia applications that can be produced as a web application or a stand alone application as well as web hosting services.

         The Company measures its performance based on revenues, gross margin, net income or loss and earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income or cash flows from operations, as a measure of performance.

         The results by segment for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                                 2000
                                                   TECHNICAL       APPLICATION
                                     NETWORK       SUPPORT         DEVELOPMENT
                                  CONNECTIVITY     SERVICES        AND HOSTING      CORPORATE        TOTAL
                                   ------------    ------------    ------------    -------------   ------------
Revenues                           $ 11,569,000    $  6,517,000    $  2,617,000    $        --     $ 20,703,000
Gross margin                          3,873,000       2,538,000       1,750,000             --        8,161,000
Selling, general and
  administrative expenses             7,118,000       3,797,000       1,504,000             --       12,419,000

Provision for asset impairment            --              --            298,000             --          298,000
Depreciation and amortization           610,000         494,000         128,000             --        1,232,000
Interest expense                        (78,000)        (26,000)           --               --         (104,000)
Other income (expense)                  (14,000)        (14,000)         (5,000)        (998,000)    (1,031,000)
                                   ------------    ------------    ------------    -------------   ------------
Income  (loss)  before  income
  taxes                            $ (3,947,000)   $ (1,793,000)   $   (185,000)   $    (998,000)  $ (6,923,000)
                                   ============    ============    ============    =============   ============

EBITDA (including asset
  impairment)                      $ (3,260,000)   $ (1,273,000)   $    242,000         (998,000)    (5,289,000)
                                   ============    ============    ============    =============   ============
Identifiable assets at year end    $  3,815,000    $  7,567,000    $    337,000    $        --     $ 11,719,000
                                   ============    ============    ============    =============   ============

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


                                                                        1999
                                                   TECHNICAL       APPLICATION
                                     NETWORK       SUPPORT         DEVELOPMENT     DISCONTINUED
                                  CONNECTIVITY     SERVICES        AND HOSTING      OPERATIONS        TOTAL
                                   ------------    ------------    ------------    -------------   ------------
Revenues                           $  9,572,000    $  5,265,000     $ 2,027,000         $   --     $ 16,864,000
Gross margin                          4,305,000       1,895,000       1,281,000             --        7,481,000
Selling, general and
  administrative expenses             5,822,000       4,149,000       1,378,000             --       11,349,000

Depreciation and amortization           426,000         500,000          97,000             --        1,022,000
Interest expense                        (26,000)        (53,000)         (2,000)            --          (81,000)
Other income (expense)                   (1,000)         20,000           4,000             --           23,000
                                   ------------    ------------    ------------    -------------   ------------
Income (loss) from  continuing
  operations before income
  taxes                            $ (1,970,000)   $ (2,786,000)    $  (192,000)        $   --     $ (4,948,000)
                                   ============    ============    ============    =============   ============

EBITDA from continuing operations  $ (1,518,000)   $ (2,234,000)    $   (93,000)        $   --     $ (3,845,000)
                                   ============    ============    ============    =============   ============
Identifiable assets at year end    $  4,730,000    $  5,128,000     $   656,000         $   --     $ 10,514,000
                                   ============    ============    ============    =============   ============

                                                                        1998
                                                   TECHNICAL       APPLICATION
                                     NETWORK       SUPPORT         DEVELOPMENT     DISCONTINUED
                                  CONNECTIVITY     SERVICES        AND HOSTING      OPERATIONS        TOTAL
                                   ------------    ------------    ------------    -------------   ------------

Revenues                            $ 7,997,000    $  1,011,000     $   880,000    $        --     $  9,888,000
Gross margin                          3,058,000         399,000         761,000             --        4,218,000
Selling, general and
  administrative expenses             5,269,000         846,000         959,000             --        7,074,000

Depreciation and  amortization          482,000          62,000          67,000             --          611,000
Interest expense                        (27,000)         (1,000)         (3,000)            --          (31,000)
Other income (expense)                   77,000            --            15,000             --           92,000
Income tax benefit                      135,000            --              --               --          135,000
                                   ------------    ------------    ------------    -------------   ------------
Income (loss) from  continuing
  operations before income
  taxes                             $(2,643,000)   $   (510,000)    $  (253,000)   $        --     $ (3,406,000)
                                   ============    ============    ============    =============   ============

EBITDA from continuing operations   $(2,134,000)   $   (447,000)    $  (183,000)   $        --     $ (2,764,000)
                                   ============    ============    ============    =============   ============
Identifiable assets at year end     $ 5,163,000    $  5,430,000     $   132,000    $        --     $ 10,725,000
                                   ============    ============    ============    =============   ============

(12)     CONTINGENCIES

         The Company is a defendant in a class action lawsuit under the federal securities laws currently pending in the United States District Court of the Central District of California. This litigation is alleging

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

securities fraud as it relates to an unusual upsurge in the Company's stock price and trading volume on November 12, 1998 when trading in the Company's stock was halted by Nasdaq. On October 4, 2000, the Company finalized an agreement with counsel for the plaintiff class to settle all outstanding claims under the class action lawsuit. This agreement received the preliminary approval of the court on November 8, 2000, and the Company thereafter paid $150,000 (including $30,000 in 2000 and $120,000 in 2001) for administrative costs and other settlement implementation expenses. After notification of the settlement class members, the court will hold a hearing, now scheduled for May 14, 2001, to consider the entry of a final order of dismissal and approval of the settlement. If so approved, the Company will then issue for distribution to the claimant class members, and for payment of any plaintiffs attorneys' fees and litigation expenses as the court may award, 232,000 shares of common stock and warrants to purchase 200,000 shares of NetLojix's common stock at an exercise price of $8.00 per share with a term of 2 years.

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

         In connection with the sale of Matrix Telecom (see Note 2), the amount of the purchase price is subject to reduction based upon Matrix Telecom's adjusted stockholders' equity as reflected on a balance sheet of Matrix Telecom at August 31, 1999, prepared by the Company. Platinum has indicated that it materially disagrees with the Company's calculation of the reduction. If the parties are unable to resolve the matter, the contract provides that the calculation will be submitted to an independent firm of accountants chosen by the parties for final resolution. To date, the parties have not agreed on the firm of accountants to resolve the dispute. If the dispute is determined in Platinum's favor, the Company could be required to repay some of the purchase price to Platinum in cash.

         The Company presently has other contingent liabilities relating to various lawsuits and other matters related to the conduct of its business. On the basis of information furnished by counsel and others, management believes that the resolution of these contingencies will not materially affect the financial condition or results of operations of the Company.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(13)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.


                                                         QUARTER ENDED
                                       MARCH 31,           JUNE 30,          SEPTEMBER, 30        DECEMBER 31,
                                     -----------          ----------         -----------           -----------
2000
Net revenues                     $    5,304,000     $     5,295,000      $    4,940,000       $     5,164,000
Gross margin                          2,172,000           2,173,000           2,057,000             1,759,000
Net loss                             (2,511,000)           (981,000)         (1,095,000)           (2,336,000)
                                     ===========          ==========         ===========           ===========

Diluted loss per share           $         (.20)    $          (.07)     $         (.08)      $          (.16)

                                                          QUARTER ENDED
                                       MARCH 31,           JUNE 30,          SEPTEMBER, 30        DECEMBER 31,
                                     -----------          ----------         -----------           -----------
1999
Net revenues                     $    3,701,000     $     4,168,000     $      4,292,000      $      4,703,000
Gross margin                          1,456,000           1,953,000            2,048,000             2,024,000
Loss from continuing operations      (1,565,000)         (1,078,000)          (1,065,000)           (1,239,000)
Net income (loss)                    (3,066,000)         (2,121,000)          (1,531,000)            4,520,000
                                     ===========          ==========         ===========           ===========

Diluted income (loss) per share  $         (.29)    $          (.22)     $         (.15)      $          (.40)

                 NETLOJIX COMMUNICATIONS, INC., AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                      BALANCE AT                                                           BALANCE
                                      BEGINNING                                                             AT END
                                      OF PERIOD      ADDITIONS        DEDUCTIONS        ACQUISITION        OF PERIOD
Allowance for doubtful accounts
    and other provisions -
    years ended:
         December 31, 2000               $ 290,000    $ 551,000  (a)      $317,000  (b)   $41,000 (d)       $ 565,000
                                         =========    =========           ========        ===========       =========
         December 31, 1999                 249,000      296,000  (a)       255,000  (b)            --         290,000
                                         =========    =========           ========        ===========       =========
         December 31, 1998                 156,000      384,000  (a)       291,000  (b)            --         249,000
                                         =========    =========           ========        ===========       =========

Valuation allowance for deferred tax asset:
         December 31, 2000              $4,428,000   $1,008,000  (c)       $   --                  --      $5,436,000
                                         =========    =========           ========        ===========       =========
         December 31, 1999               3,418,000    1,010,000  (c)           --                  --       4,428,000
                                         =========    =========           ========        ===========       =========
         December 31, 1998               1,185,000    2,233,000  (c)           --                  --       3,418,000
                                         =========    =========           ========        ===========       =========

(a) Charged to selling, general and administration expense.
(b) Amounts written off.
(c) Recognized as a component of deferred tax assets.
(d) Allowance for receivables of acquired companies.

                                INDEX TO EXHIBITS


NUMBER                                               EXHIBIT

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

2.11 Agreement and Plan of Reorganization dated as of September 19, 2000, among the Registrant, CW Electronic Enterprises, Inc., CWE Acquisition Corporation and Duane E. Werth and Karen L. Werth. (Incorporated by reference to Exhibit 2.1 to Registrants Current Report on Form 8-K dated September 22, 2000)

3.1            Certificate of Incorporation of the Registrant, as amended.
               (Incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-27580).

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

10.3 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-27580).

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

10.8 Amended Loan and Security Agreement dated as of May 30, 2000, among NetLojix Communications, Inc, Remote Lojix/PCSI, Inc., NetLojix Telecom, Inc. and Coast Business Credit. (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-27580).

10.9 Convertible Preferred Stock and Warrants Purchase Agreement dated as of April 5, 1999, among Registrant, AMRO International, S.A., Austinvest Anstalt Balzers, and Esquire Trade & Finance Inc. (Incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-27580).

10.10 Registration Rights Agreement dated as of April 5, 1999, among Registrant, AMRO International, S.A., Austinvest Anstalt Balzers, and Esquire Trade & Finance Inc. (Incorporated by reference to
               Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-27580).

10.11 Stock Purchase Warrants granted by Registrant to AMRO International, S.A., Austinvest Anstalt Balzers, and Esquire Trade & Finance Inc. as of April 5, 1999. (Incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-27580).

10.12 Private Equity Line of Credit Agreement dated as of April 23, 1999, between the Registrant and Cambois Finance, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 3, 1999, File No. 0-27580).

10.13 Registration Rights Agreement dated as of April 23, 1999, between the Registrant and Cambois Finance, Inc.(Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated May 3, 1999, File No. 0-27580).

10.14 Stock Purchase Warrants granted by Registrant to Kaufman Bros., L.P. as of January 10, 2000. (Incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-27580).

10.15 Common Stock and Warrants Purchase Agreement dated as of March 2, 2000, between Registrant and AMRO International, S.A. (Incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-27580).

10.16 Registration Rights Agreement dated as of March 2, 2000, between Registrant and AMRO International, S.A. (Incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-27580).

10.17 Stock Purchase Warrants granted by Registrant to AMRO International, S.A. as of March 3, 2000. (Incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-27580).

10.18 Stipulation of Settlement dated as of October 4, 2000, among the Registrant and the representative plaintiffs in the securities class action pending in the United States District Court for the Central District of California (IN RE AVTEL SECURITIES LITIGATION, Case No. 98-9236). (Incorporated by reference to
               Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.19 Second Amended and Restated Promissory Note dated December 12, 2000 between the Registrant and Joseph Renteria, Jr. and related Stock Pledge Agreement dated February 29, 2000 between the Registrant and Joseph Renteria, Jr.

10.20 Promissory Note dated December 2, 1998, of Craig R. Clark to the Registrant, and Promissory Note dated November 17, 2000, of Craig
               R. Clark to the Registrant.

21             List of Subsidiaries

23.1           Consent of Ernst & Young LLP, Independent Auditors

23.2           Consent of KPMG LLP