Form 10-Q
period 2001-03-31
NETLOJIX COMMUNICATIONS INC
filed 2001-05-15
CIK 1005974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 4, 2001, there were 14,318,423 shares of the Registrant's Common Stock, par value $0.01 per share, issued and outstanding, excluding treasury stock.

                          NETLOJIX COMMUNICATIONS, INC.
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                             PAGE
                                                                             ----
Part I.         FINANCIAL INFORMATION

       Item 1.  Financial Statements
                Condensed Consolidated Balance Sheets as of March 31,
                  2001 (Unaudited) and December 31, 2000                       3
                Condensed Consolidated Statements of Operations for
                  the Three Month Periods Ended March 31, 2001 and
                  2000 (Unaudited)                                             4
                Condensed Consolidated Statements of Cash Flows for
                  Three Month Periods Ended March 31, 2001 and 2000
                  (Unaudited)                                                  5
                Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                  6

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         10

       Item 3.  Quantitative and Qualitative Disclosures About Market
                   Risk                                                       15


PART II.        OTHER INFORMATION

       Item 1.  Legal Proceedings                                             15

       Item 5.  Other Information                                             16

       Item 6.  Exhibits and Reports on Form 8-K                              16


Signature Page                                                                17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        MARCH 31,                DECEMBER 31,
                                                                                          2001                       2000
                                                                                  ----------------------     ----------------------
                                                                                       (Unaudited)
                                ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                 $                49,000    $               184,000
      Accounts receivable, net                                                                2,469,000                  2,289,000
      Due from affiliates                                                                       599,000                    832,000
      Prepaid expenses and other current assets                                                 256,000                    381,000
                                                                                  ----------------------     ----------------------
                                 Total current assets                                         3,373,000                  3,686,000
Property and equipment, net                                                                   1,454,000                  1,502,000
Goodwill, net                                                                                 4,500,000                  4,585,000
Customer bases acquired and other intangibles, net                                            1,699,000                  1,860,000
Other assets                                                                                    179,000                     86,000
                                                                                  ----------------------     ----------------------
                                 Total assets                                   $            11,205,000    $            11,719,000
                                                                                  ======================     ======================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and other accrued expenses                               $             2,211,000    $             2,690,000
      Accrued network services costs                                                          1,016,000                    668,000
      Litigation settlement liability                                                           808,000                    940,000
      Sales and excise tax payable                                                              334,000                    338,000
      Unearned revenue                                                                        1,212,000                  1,160,000
      Revolving line of credit                                                                1,333,000                  1,178,000
      Other current liabilities                                                                 507,000                    542,000
                                                                                  ----------------------     ----------------------
                                 Total current liabilities                                    7,421,000                  7,516,000

Long term obligations                                                                            48,000                     54,000
                                                                                  ----------------------     ----------------------
                                 Total liabilities                                            7,469,000                  7,570,000
                                                                                  ----------------------     ----------------------

Commitments and contingencies                                                                         -                          -

STOCKHOLDERS' EQUITY
      Preferred stock, authorized 1,000,000 shares, $0.01 par value Series A convertible preferred stock, designated 250,000 shares,
        cumulative as to 8% dividends, 148,000 shares issued and
        outstanding. (Liquidation preference of $752,000 at March 31, 2001
        and $728,000 at December 31, 2000, including dividends in arrears.)                       1,000                      1,000
      Common stock, authorized 40,000,000 shares, $0.01 par value, issued
        14,482,000 shares at March 31, 2001 and
        December 31, 2000.                                                                      145,000                    145,000
      Additional paid in capital                                                             28,452,000                 28,452,000
      Accumulated deficit                                                                   (24,860,000)               (24,447,000)
      Treasury stock, $0.01 par value, 163,000 at March 31, 2001 and
        December 31, 2000.                                                                       (2,000)                    (2,000)
                                                                                  ----------------------     ----------------------
                                 Total stockholders' equity                                   3,736,000                  4,149,000

                                 Total liabilities and stockholders' equity     $            11,205,000    $            11,719,000
                                                                                  ======================     ======================

See accompanying notes.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             PERIODS ENDED MARCH 31,
                                   (unaudited)


                                                                                        2001                      2000
                                                                                ----------------------    ---------------------
REVENUES                                                                      $             5,197,000  $             5,304,000

COST OF REVENUES                                                                            3,026,000                3,132,000
                                                                                ----------------------    ---------------------

GROSS MARGIN                                                                                2,171,000                2,172,000

Operating expenses
      Selling, general and administrative                                                   2,171,000                3,428,000
      Litigation settlement costs                                                                   -                  998,000
      Depreciation and amortization                                                           379,000                  253,000
                                                                                ----------------------    ---------------------
         Total operating expenses                                                           2,550,000                4,679,000

                                                                                ----------------------    ---------------------
OPERATING LOSS                                                                               (379,000)              (2,507,000)

Interest expense                                                                              (51,000)                  (1,000)
Other income (expense), net                                                                    17,000                   (3,000)
                                                                                ----------------------    ---------------------
Loss from operations
      before income taxes                                                                    (413,000)              (2,511,000)

Income tax benefit                                                                                  -                        -
                                                                                ----------------------    ---------------------

NET LOSS                                                                      $              (413,000) $            (2,511,000)
                                                                                ======================    =====================

Net loss per common share - basic
      and diluted                                                             $                 (0.03) $                 (0.20)
                                                                                ======================    =====================

Weighted average number of
      common shares - basic and diluted                                                    14,482,000               12,834,000
                                                                                ======================    =====================


See accompanying notes.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             PERIODS ENDED MARCH 31,
                                  (unadudited)


                                                                                        2001                   2000
                                                                                 --------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss from continuing operations                                     $            (413,000) $          (2,511,000)
       Adjustments to reconcile net loss from continuing operations to cash used by continuing operating activities:
              Depreciation and amortization                                                  379,000                253,000
              Issuance of warrants for professional services                                       -                216,000
              Provision for bad debts                                                        143,000                 34,000
              Stock compensation earned                                                            -                 45,000
              Changes in certain operating assets and liabilities:
                    Accounts receivable                                                     (323,000)              (683,000)
                    Due from affiliates                                                      233,000                192,000
                    Other current assets                                                      23,000               (105,000)
                    Litigation settlement liability                                          133,000                      -
                    Accounts payable and accrued liabilities                                (384,000)               605,000
                                                                                 --------------------   --------------------
              Cash used by operating activities                                             (209,000)            (1,954,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property and equipment                                                   (75,000)              (177,000)
       Payments received on loans to officers                                                      -                 30,000
       Cash received (paid) in acquisitions                                                        -                (25,000)
                                                                                 --------------------   --------------------
              Cash used by investing activities                                              (75,000)              (172,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on capital leases                                                   (5,000)               (45,000)
       Cash proceeds from exercise of options                                                      -                861,000
       Sale of common stock                                                                        -              1,472,000
       Preferred stock dividend payments                                                           -                (24,000)
       Borrowings on line of credit                                                        3,771,000                      -
       Amounts paid on line of credit                                                     (3,616,000)                     -
       Amounts paid on long term borrowings                                                   (1,000)                     -
       Costs associated with issuance of common stock                                              -                (16,000)
       Purchase of common stock for treasury                                                       -                (38,000)
                                                                                 --------------------   --------------------
              Cash provided by financing activities                                          149,000              2,210,000
                                                                                 --------------------   --------------------

              Net increase (decrease) in cash and cash equivalents                          (135,000)                84,000


Cash and cash equivalents at beginning of period                                             184,000              1,135,000
                                                                                 --------------------   --------------------

Cash and cash equivalents at end of period                                     $              49,000  $           1,219,000
                                                                                 ====================   ====================

Cash paid during the period:
       Interest                                                                $              51,000  $               2,000
                                                                                 ====================   ====================

Non cash investing and financing activities:
       Common stock issued for acquisition                                     $                   -  $             195,000
                                                                                 ====================   ====================

See accompanying notes.

                 NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                             March 31, 2001 and 2000


(1) BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of NetLojix Communications, Inc. and Subsidiaries (the "Company") as of March 31, 2001 and 2000 and for the three month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

(2) ACQUISITIONS

         Effective August and September 2000, the Company acquired all the outstanding shares of Smith Technology Solutions, Inc. (STS) and CW Electronic Enterprises, Inc. (CWE(2)), respectively. These enterprises provide local and wide area network design, integration and support, and web-site design and management for businesses. The Company paid cash of $60,000 and $150,000 and issued 250,000 and 500,000 shares of its common stock valued at approximately $484,417 and $1,214,000 in exchange for all the outstanding shares of STS and CWE(2), respectively. The Company also paid $90,000 for a consulting agreement with an officer of STS. In addition, the Company incurred acquisition related expenses totaling approximately $233,000. These acquisitions were accounted for using the purchase method of accounting

         Unaudited pro forma results of operations of the Company as if the acquisitions of STS and CWE(2) had occurred as of the beginning of the quarter ended March 31, 2000:


                                                     QUARTER ENDED MARCH 31,
                                                     -----------------------
                                                              2000
                                                              ----
   Revenues                                             $       6,233,000
   Operating loss                                              (2,556,000)
   Net loss                                                    (2,560,000)
   Pro forma net loss per common share                  $            (.19)

         The pro forma financial information has been prepared for comparative purposes only and does not purport to indicate the results of operations that would have occurred had the acquisition been made at the beginning of the periods indicated, or which may occur in the future.

(3) LOSS PER COMMON SHARE

         Loss per common share for the three-month periods ended March 31, 2001 and 2000 are as follows:


                                                                2001                        2000
                                                           ----------------            ----------------
Numerator:
 Net loss                                                 $        (413,000)                 (2,511,000)
 Preferred dividends                                                      0                      24,000
                                                           ----------------            ----------------
 Loss applicable to common shareholders                   $        (413,000)                 (2,535,000)
                                                           ================            ================

Denominator:
 Weighted average number of common shares used in
 basic and diluted loss per common share                         14,482,000                  12,834,000
                                                           ================            ================

Basic and diluted loss per common share                   $           (0.03)                      (0.20)
                                                           ================            ================

         There are 2,538,000 and 1,756,000 potential common shares that are excluded from the diluted per common share calculation for 2000 and 2001, respectively, because their inclusion is antidilutive.


(4) LITIGATION

         On April 19, 2000, the Company reached an agreement in principle to settle all outstanding claims under the class action lawsuit pending against NetLojix and certain of its officers. On October 4, 2000, the Company finalized the agreement with counsel for the plaintiff class to settle all outstanding claims under the class action lawsuit. This agreement received the preliminary approval of the court on November 8, 2000, and the Company thereafter paid $150,000 (including $30,000 in 2000 and $120,000 in the first quarter of 2001) for administrative costs and other settlement implementation expenses. Notice of the settlement was sent to potential class members on March 19, 2001. The court held a hearing, on May 14, 2001, to consider the entry of a final order of dismissal and approval of the settlement. If so approved, the Company will then issue for distribution to the claimant class members, and for payment of any plaintiffs attorneys' fees and litigation expenses as the court may award, a total of 232,000 shares of common stock and warrants to purchase 200,000 shares of NetLojix's common stock at an exercise price of $8.00 per share with a term of 2 years.

         While the Company continues to believe it has strong defenses against the lawsuit, considering the ongoing costs of defending the lawsuit in terms of management time and legal fees as well as the uncertainty associated with a jury trial, the Company believes the settlement is fair and equitable. During the three month period ended March 31, 2000, the Company recorded a charge against earnings of $998,000 and a liability relating to the expected settlement. This charge will be adjusted to the current market value of the securities to be issued as part of the settlement on the date that the settlement becomes effective.

         In connection with the sale in November, 1999 of Matrix Telecom (a former subsidiary of NetLojix), the final amount of the purchase price is subject to adjustment based on finalization of a balance sheet for Matrix Telecom as of August 31, 1999 and agreement by both parties. The Company has been notified by the purchaser that it materially disagrees with the balance sheet of Matrix Telecom prepared by the Company. To date, the Company has attempted to resolve the matter, but the purchaser has resisted submitting the matter to an independent firm of accountants chosen by the parties for final resolution, as required by the contract. Any adjustments in the purchase price would affect the purchase price and the recorded gain. If the dispute is determined in the purchaser's favor, the Company could be required to repay some of the purchase price to the purchaser in cash. At this time, the Company does not believe that the ultimate resolution of the items in dispute will materially affect the recorded gain.

      The Company presently has other contingent liabilities relating to various lawsuits and other matters related to the conduct of its business. On the basis of information furnished by counsel and others, management believes that the resolution of these contingencies will not materially affect the financial condition or results of operations of the Company.

(5) SEGMENT REPORTING

         The Company's primary business segments are network connectivity, technical support services and application development and hosting. The segmentation is based on the types of services provided. All of the Company's services are targeted toward mid-sized businesses.

         The network connectivity segment includes services that are wide area network connections for internet, data or voice traffic. The Company provides traditional long distance services, calling card, dedicated voice and data access and numerous Internet service options. Telecommunications product offerings include dedicated or leased lines, switched long distance, frame relay, ASM, calling cards, and "1-800" services. Internet product offerings within the network connectivity segment include dial-up access, DSL, dedicated access and cable access. This segment includes the Internet connectivity portion of the Company's Southern California based Internet service provider business.

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

         The results for the three months ended March 31, 2001 and 2000 are as follows:

                        THREE MONTHS ENDED MARCH 31, 2001


                                                               NETWORK         TECHNICAL         APPLICATIONS
                                                             CONNECTIVITY       SUPPORT          DEVELOPMENT
                                                               SERVICES         SERVICES         AND HOSTING             TOTAL
                                                             ------------      ----------        ------------          ----------
Revenues                                                     $ 2,646,000        2,042,000             509,000           5,197,000
Gross margin                                                   1,120,000          787,000             264,000           2,171,000
Selling, general & administrative costs                        1,016,000        1,091,000              64,000           2,171,000
Depreciation & amortization                                      138,000          226,000              15,000             379,000
Interest expense                                                 (31,000)         (20,000)                -              (51,000)
Other income (expense)                                            25,000           (6,000)             (2,000)             17,000

Net income (loss)                                            $   (40,000)        (556,000)            183,000            (413,000)
                                                             ===========      ===========         ===========         ===========

EBITDA                                                       $   129,000         (310,000)            198,000              17,000
                                                             ===========      ===========         ===========         ===========

Total assets                                                 $ 3,297,000        7,471,000             437,000          11,205,000
                                                             ===========      ===========         ===========         ===========



                        THREE MONTHS ENDED MARCH 31, 2000

                                                               NETWORK         TECHNICAL           APPLICATIONS
                                                             CONNECTIVITY       SUPPORT            DEVELOPMENT
                                                               SERVICES         SERVICES           AND HOSTING           TOTAL
                                                             ------------      ----------          ------------        ----------
Revenues                                                     $ 3,123,000         1,419,000              762,000          5,304,000
Gross margin                                                   1,072,000           582,000              518,000          2,172,000
Selling, general & administrative costs                        2,038,000           966,000              424,000          3,428,000
Depreciation & amortization                                      156,000            89,000                8,000            253,000
Interest expense                                                  (1,000)                -                    -             (1,000)
Other income (expense)                                            (2,000)           (1,000)                   -             (3,000)

Income (loss) from operations before corporate
  litigation settlement                                      $(1,125,000)         (474,000)              86,000         (1,513,000)
                                                             ===========        ===========         ===========
Corporate litigation settlement                                        -                 -                    -           (998,000)
                                                                                                                       -----------
Net loss                                                     $(1,125,000)         (474,000)              86,000         (2,511,000)
                                                             ===========        ===========         ===========        ===========
EBITDA                                                       $  (968,000)         (385,000)              94,000         (1,447,605)
                                                             ===========        ===========         ===========        ===========
Total assets                                                 $ 6,174,000         4,659,000              913,000         11,746,000
                                                             ===========        ===========         ===========        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS DOCUMENT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING WITHOUT LIMITATION STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS AND OUTCOMES COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING THOSE DESCRIBED HEREIN AND THOSE SET FORTH IN THE RISK FACTORS DESCRIBED IN ITEM 1 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000.

         The following discussion and analysis should be read in connection with the unaudited condensed consolidated financial statements for the three month periods ended March 31, 2001 and 2000 of the Registrant and related notes included elsewhere in this report and the consolidated financial statements and related management discussion and analysis included in the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2000.

DESCRIPTION OF REVENUE SEGMENTS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000.

Revenues

         Revenues for the three months ended March 31, 2001 were $5.2 million, a decrease of 2.0% or $.1 million from $5.3 million for the three months ended March 31, 2000.

         Network connectivity services revenues, decreased $.5 million to $2.6 million for the three months ended March 31, 2001 from $3.1 million for the three months ended March 31, 2000. Within the network connectivity services segment, data and voice services accounted for $.2 million of the decrease with the balance of the decrease attributable to Internet services. Data and voice services decreased 3.7% from the comparable quarter in 2000 primarily due to the decrease in per minute rates attributable to continued competitive pricing pressures within the telecommunications industry. Internet services revenues decreased $.3 million or 24.5% to $.76 million. The decrease is primarily due to a decrease in dial up connectivity accounts due to the competitiveness of the industry. We believe that while demand for dial up connectivity is decreasing, broadband Internet access products will continue to be strong, however they will also experience downward competitive pricing. We have upgraded our product offerings through partnerships and alliances with major vendors so that we can continue to increase our focus on broadband products.

         Technical support services revenues were $2.0 million for the three months ended March 31, 2001, an increase of $.6 million or 44.0%, over the comparable quarter in 2000. Approximately $.5 million of the increase was due to the acquisition of CWE(2) and STS late in the third quarter of 2000. The balance of the increase was due to increased revenues from the cross marketing of technical support services to network connectivity customers and increased sales of our help desk solution.

         Application development and hosting services revenues decreased to $.5 million for the three months ended March 31, 2001 from $.8 million for the comparable quarter in 2000, a 33.3% decrease. The decrease is primarily attributable to the downsizing of the application development group. During the first quarter of 2000, the Company realized several revenue recognition milestones on two large application development projects. Subsequent to March 31, 2000, one of the projects was terminated prior to completion. The Company has made a strategic decision to focus our applications development efforts on e-commerce, web centric applications and managed web hosting. Generally, these are higher margin services. For the three months ended March 31, 2001 hosting services increased 28.7% over the three months ended March 31, 2000. We expect to increase our focus on web centric applications and an expanded portfolio of managed hosting services. In the fourth quarter of 2000, the Company initiated the expansion of its Santa Barbara data center to support its increased service offerings.

Gross Margin

         Gross margin on operations as a percentage of revenues increased to 42.0% for the three months ended March 31, 2001 from 41.0% for the three months ended March 31, 2000.

         Network connectivity services gross margin as a percent of revenue increased to 42.4% for the three months ended March 31, 2001 from 34.3% for the three months ended March 31, 2000. Within the network connectivity services segment, data and voice gross margins averaged 34.8% vs. 17.7% in the comparable quarter in 2000. The increase in gross margins was primarily due to a one time adjustment to cost of goods sold due to resolution of the amount of Universal Service Fund liability.

         Gross margins for Internet services continues to be strong averaging 61.1% during the three months ended March 31, 2001 vs. 73.5% for the comparable 2000 quarter. The decrease from 2000 is primarily attributable to the lower revenue with fixed connectivity costs.

         Technical support services gross margins averaged 38.5% during the quarter ended March 31, 2001 compared to 41.0% for the comparable quarter in 2000. Salary expense for high demand technicians will likely continue to increase and put downward pressure on margins. While we may be able to increase retail pricing to offset salary increases, competitive pressures may require us to absorb some of the additional costs

         Application development and hosting gross margins were 51.8% during 2001 compared to 68.0% for the comparable quarter in 2000. The decrease in gross margin is due primarily to several high margin contracts reaching revenue milestones in the first quarter of 2000. Gross margins for applications development projects are negotiated on a project-by-project basis and tend to fluctuate for each project depending on the total dollar amount, deadline commitments and specialized expertise that may be required for a particular project.

Selling, General, and Administrative Costs

         Selling, general, and administrative costs decreased $1.2 million to $2.2 million for the three months ended March 31, 2001 from $3.4 million for the three months ended March 31, 2000. As a percentage of revenues, selling, general and administrative costs decreased to 41.7% for the three months ended March 31, 2001 from 64.6% for the three months ended March 31, 2000. These decreases are primarily due to a cost reduction plan which began in November of 2000 and will be fully implemented early in the second quarter of 2001.

         Of the decrease in selling, general and administrative expenses, $0.8 million is attributable to salary expense, which was the main focus of the cost reduction plan. Approximately $0.1 million of the decrease is attributable to bringing the billing for telecommunications in house in the third quarter of 2000. Approximately $0.2 million of the decrease is due to decreased professional service fees, primarily due to the decline of legal fees associated with the class action lawsuit and regulatory registration. The remaining decrease in cost was associated with the consolidation of office space and a streamlining of the Company's business.

LITIGATION

         On April 19, 2000, the Company reached an agreement in principle to settle all outstanding claims under the class action lawsuit pending against NetLojix and certain of its officers. On October 4, 2000, the Company finalized the agreement with counsel for the plaintiff class to settle all outstanding claims under the class action lawsuit. This agreement received the preliminary approval of the court on November 8, 2000, and the Company thereafter paid $150,000 (including $30,000 in 2000 and $120,000 in the first quarter of 2001) for administrative costs and other settlement implementation expenses. Notice of the settlement was sent to potential class members on March 19, 2001. The court held a hearing, on May 14, 2001, to consider the entry of a final order of dismissal and approval of the settlement. If so approved, the Company will then issue for distribution to the claimant class members, and for payment of any plaintiffs attorneys' fees and litigation expenses as the court may award, a total of 232,000 shares of common stock and warrants to purchase 200,000 shares of NetLojix's common stock at an exercise price of $8.00 per share with a term of 2 years.

         While the Company continues to believe it has strong defenses against the lawsuit, considering the ongoing costs of defending the lawsuit in terms of management time and legal fees as well as the uncertainty associated with a jury trial, the Company believes the settlement is fair and equitable. During the three month period ended March 31, 2000, the Company recorded a charge against earnings of $998,000 and a liability relating to the expected settlement. This charge will be adjusted to the current market value of the securities to be issued as part of the settlement on the date that the settlement becomes effective.

         In connection with the sale in November, 1999 of Matrix Telecom (a former subsidiary of NetLojix), the final amount of the purchase price is subject to adjustment based on finalization of a balance sheet for Matrix Telecom as of August 31, 1999 and agreement by both parties. The Company has been notified by the purchaser that it materially disagrees with the balance sheet of Matrix Telecom prepared by the Company. To date, the Company has attempted to resolve the matter, but the purchaser has resisted submitting the matter to an independent firm of accountants chosen by the parties for final resolution, as required by the contract. Any adjustments in the purchase price would affect the purchase price and the recorded gain. If the dispute is determined in the purchaser's favor, the Company could be required to repay some of the purchase price to the purchaser in cash. At this time, the Company does not believe that the ultimate resolution of the items in dispute will materially affect the recorded gain.

      The Company presently has other contingent liabilities relating to various lawsuits and other matters related to the conduct of its business. On the basis of information furnished by counsel and others, management believes that the resolution of these contingencies will not materially affect the financial condition or results of operations of the Company.

Interest Expense

         The Company currently has $1.3 million outstanding under its secured line of credit. For the three months ended March 31, 2001, the Company averaged approximately $1.2 million in outstanding borrowings compared to $.05 million in 2000. Accordingly, interest expense increased to $51,000 for the three months ended March 31, 2001 from $1,000 for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2001, we reported a net loss from continuing operations of $.4 million and used net cash in operations of $.2 million. As of March 31, 2001, we had cash and cash equivalents of $.05 million and outstanding indebtedness on our line of credit of $1.3 million. At that date, we had a working capital deficit of $4 million. In their report on NetLojix's December 31, 2000 consolidated financial statements, our independent auditors included an explanatory paragraph indicating that NetLojix's recurring operating losses and working capital deficit at December 31, 2000 raise doubts in their minds about NetLojix's ability to continue as a going concern. As described in more detail below, we initiated a cost reduction plan, which began in November of 2000 and will be fully implemented early in the second quarter of 2001 to improve our cash flow from operations. This plan included a reduction in staff, closure of offices and a refocusing of our marketing and sales activities on more profitable lines of business.

         Under our secured credit facility with Coast Business Credit, we may borrow up to 75% of eligible billed receivables (as defined) up to a total amount of $3.0 million. The percentage may be increased to 80% of eligible billed receivables if we reach certain operational targets. Additionally we may borrow up to 50% of certain telecommunication unbilled receivables. Effective April 6, 2001, Coast Business Credit notified the Company that it will be reducing this unbilled advance rate by 5% per week. In addition, the line of credit may be used to provide a facility for issuing letters of credit. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% (10.0% at March 28, 2001 and 9.5% at May 15, 2001). Borrowings under the credit facility are secured by substantially all of our assets. As of May 15, 2001, approximately $ 1 million is outstanding under the credit facility, and approximately $.1 million is available to be borrowed under the formula described above.

         On April 23, 1999, we entered into an equity line agreement with Cambois Finance, Inc. Under the terms of the equity line agreement, we may sell or put our common stock to Cambois Finance, at our option at any time, subject to the satisfaction of several conditions. Among other requirements, our stock must have a minimum bid price of $2.26 per share in order for us to require Cambois Finance to purchase stock, unless Cambois Finance otherwise agrees. Because our current trading price is below this level, we are unable to utilize the equity line without Cambois' agreement. We have not sold any shares of common stock to Cambois under the equity line agreement since December 1999.

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

         We believe that current public market conditions are not conducive to raising large amounts of additional capital at this time. Therefore, we have taken several steps to conserve cash and reduce operating expenses. These steps include the termination of 30 employees, which was effected on November 9, 2000 and an additional reduction of 12 employees in February 2001. After giving effect to the cost control measures, we expect that operating cash flows coupled with the remaining availability under our secured line of credit facility should be sufficient to meet our minimum working capital requirements into the foreseeable future. While we believe the cost control measures will significantly reduce our monthly cash requirements, we are also exploring other possible sources of cash including the possibility of a private equity placement. However, our current low stock price and possible delisting from The Nasdaq SmallCap Market present substantial obstacles to additional private placements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not exposed to material future earnings or cash flow fluctuations, from changes in interest rates on its long-term debt at March 31, 2001. A hypothetical increase of 100 basis points in interest rate (ten percent of the Company's overall borrowing rate) would not result in a material fluctuation in future earnings or cash flow. The Company had not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and is currently not evaluating the future use of such financial instruments.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         As previously reported, NetLojix was a defendant in a class action under the federal securities laws (IN RE AVTEL SECURITIES LITIGATION, Case No. 98-9236) in the United States District Court for the Central District of California.

         On October 4, 2000, NetLojix finalized an agreement with counsel for the plaintiff class to settle all outstanding claims under the class action lawsuit. During the last quarter of 2000 and the first quarter of 2001, NetLojix paid a total of $150,000 for administrative costs and other settlement implementation expenses. Notice of the settlement was distributed to potential class members on March 19, 2001.

         On May 14, 2001, the court held a hearing to consider the entry of a final order of dismissal and approval of the settlement. If approved, the appeal period for this final approval will end thirty days after the date of approval. Unless the final settlement is properly appealed, which NetLojix does not expect, NetLojix will then issue for distribution to the claimant class members, and payment of the plaintiffs attorneys' fees and litigation expenses as awarded by the court, a total of 232,000 shares of common stock and warrants to purchase 200,000 shares of NetLojix's common stock at an exercise price of $8.00 per share with a term of 2 years.

         As previously reported, NetLojix, Matrix Telecom, Inc. (a former subsidiary of NetLojix), Ronald L. Jensen and United Group Association, Inc. (an entity affiliated with Mr. Jensen) were defendants in an action filed in the District Court of Dallas County, Texas, in May, 1999, by E. Craig Sanders. Mr. Sanders was an executive of Matrix Telecom from late 1994 until he was terminated by Matrix Telecom in May 1995. In addition to his claims against Mr. Jensen, Mr. Sanders sought 171,548 shares of NetLojix's common stock, or its monetary equivalent, from NetLojix. On April 12, 2001, the court granted summary judgment in favor of NetLojix and Matrix Telecom in this matter.

         As previously reported, NetLojix and Netlogic, Inc. were parties to an action in federal court in New York. The suit related to NetLojix's use of the trademark "NETLOJIX," which Netlogic, Inc. claimed was an infringement of its registered trademark "NETLOGIC". On April 26, 2001, the parties entered into a settlement agreement and the legal proceedings were dismissed.

ITEM 5.  OTHER INFORMATION

         On May 11, 2001, a Nasdaq Qualifications Hearing Panel met to consider the delisting of NetLojix's stock from The Nasdaq SmallCap Market. As previously reported, NetLojix had received a Nasdaq staff determination indicating that the company fails to comply with the net tangible assets and minimum bid price requirements for continued listing on The Nasdaq SmallCap Market. As of May 11, 2001, NetLojix had not regained compliance with these requirements. Accordingly, NetLojix's stock may be delisted from The Nasdaq SmallCap Market in the near future. If NetLojix's stock is delisted, it will be eligible for quotation on the OTC Bulletin Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

None

(b)      Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETLOJIX COMMUNICATIONS, INC.,
a Delaware corporation


By:   /s/ GREGORY J. WILSON
      ------------------------
         Gregory J. Wilson
      Treasurer and Controller
      (Duly Authorized Officer
       and Principal Financial
        Officer and Principal
         Accounting Officer)


Dated: May 15, 2001