Form 10-Q
period 2001-06-30
NETLOJIX COMMUNICATIONS INC
filed 2001-08-13
CIK 1005974

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 0-27580

NETLOJIX COMMUNICATIONS, INC.
(EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	87-0378021 (I.R.S. EMPLOYER IDENTIFICATION NO.)

501 BATH STREET
SANTA BARBARA, CALIFORNIA 93101
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(805) 884-6300
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 10, 2001, there were 14,518,423 shares of the Registrant's Common Stock, par value $0.01 per share, issued and outstanding, excluding treasury stock.

NETLOJIX COMMUNICATIONS, INC.
QUARTER ENDED JUNE 30, 2001

TABLE OF CONTENTS

		PAGE
Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	3
	Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows for Six Month Periods Ended June 30, 2001 and 2000 Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
PART II.	OTHER INFORMATION	17
Item 1.	Legal Proceedings	17
Item 6.	Exhibits and Reports on Form 8-K	17
Signature Page		18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$44,000	$184,000
Accounts receivable, net	1,890,000	2,289,000
Due from affiliates	797,000	832,000
Prepaid expenses and other current assets	450,000	381,000

Total current assets	3,181,000	3,686,000
Property and equipment, net	1,393,000	1,502,000
Goodwill, net	4,414,000	4,585,000
Customer bases aquired and other intangibles, net	1,538,000	1,860,000
Other assets	171,000	86,000

Total assets	$10,697,000	$11,719,000

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and other accrued expenses	$2,406,000	$2,690,000
Accrued network services costs	1,245,000	668,000
Litigation settlement liability	73,000	940,000
Sales and excise tax payable	338,000	338,000
Unearned revenue	1,169,000	1,160,000
Revolving line of credit	953,000	1,178,000
Other current liabilities	469,000	542,000

Total current liabilities	6,653,000	7,516,000
Long term obligations	42,000	54,000

Total liabilities	6,695,000	7,570,000

Commitments and contingencies
Stockholders' Equity
Preferred stock, authorized 1,000,000 shares, $0.01 par value Series A convertible preferred stock, designated 250,000 shares, cumulative as to 8% dividends, 147,700 shares issued and outstanding. (Liquidation preference of $728,000 at December 31,2000 and $751,000 at June 30, 2001 including dividends in arrears.)	1,000	1,000
Common stock, authorized 40,000,000 shares, $0.01 par value, issued 14,681,328 shares at June 30, 2001 and 14,481,328 shares at December 31, 2000	147,000	145,000
Additional paid in capital	28,473,000	28,452,000
Deferred Compensation expense — stock	(19,000)	—
Accumulated deficit	(24,598,000)	(24,447,000)
Treasury stock, $0.01 par value, 163,000 at June 30, 2001 and December 31, 2000	(2,000)	(2,000)

Total stockholders' equity	4,002,000	4,149,000

Total liabilities and stockholders' equity	$10,697,000	$11,719,000

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months Ended June 30,		Six months Ended June 30,
	2001	2000	2001	2000
REVENUES	$4,951,000	5,295,000	10,149,000	10,599,000
COST OF REVENUES	2,979,000	3,122,000	6,006,000	6,253,000

GROSS MARGIN	1,972,000	2,173,000	4,143,000	4,346,000
Operating expenses
Selling, general and administrative	1,954,000	2,868,000	4,124,000	6,296,000
Litigation settlement (recovery) costs	(684,000)	—	(684,000)	998,000
Depreciation and amortization	394,000	274,000	774,000	528,000

Total operating expenses	1,664,000	3,142,000	4,214,000	7,822,000

OPERATING INCOME (LOSS)	308,000	(969,000)	(71,000)	(3,476,000)
Interest expense	(38,000)	(12,000)	(89,000)	(13,000)
Other income (expense), net	(8,000)	—	9,000	(3,000)

Income (Loss) from operations before income taxes	262,000	(981,000)	(151,000)	(3,492,000)
Income tax benefit	—	—	—	—

NET INCOME (LOSS)	$262,000	(981,000)	(151,000)	(3,492,000)

Net income (loss) per common share — basic and diluted	$0.02	(0.07)	(0.01)	(0.27)

Weighted average number of common shares — basic	14,481,328	13,616,925	14,481,328	13,229,868

Weighted average number of common shares — diluted	15,063,752	13,616,925	14,481,328	13,229,868

See accompanying Notes

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unadudited)

	Six months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(151,000)	$(3,492,000)
Adjustments to reconcile net loss from continuing operations to cash provided by (used by) continuing operating activities:
Depreciation and amortization	774,000	528,000
Issuance of warrants for professional services	—	216,000
Provision for bad debts	207,000	200,000
Litigation settlement (recovery)	(684,000)	998,000
Stock compensation earned	1,000	57,000
Changes in certain operating assets and liabilities:
Accounts receivable	192,000	(1,436,000)
Due from affiliates	35,000	310,000
Other current assets	(169,000)	(564,000)
Litigation settlement liability	(183,000)	—
Accounts payable and accrued liabilities	229,000	288,000

Cash provided by (used by) operating activities	251,000	(2,895,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(154,000)	(261,000)
Payments received on loans to officers	—	30,000
Cash received (paid) in acquisitions	—	(25,000)

Cash used by investing activities	(154,000)	(256,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(10,000)	(45,000)
Cash proceeds from exercise of options	—	1,231,000
Sale of common stock	—	1,472,000
Preferred stock dividend payments	—	(24,000)
Amount of borrowed (paid) on line of credit	(225,000)	719,000
Amounts paid on long term borrowings	(2,000)	—
Costs associated with issuance of common stock	—	(23,000)
Purchase of common stock for treasury	—	(38,000)

Cash provided by (used by) financing activities	(237,000)	3,292,000

Net increase (decrease) in cash and cash equivalents	(140,000)	141,000
Cash and cash equivalents at beginning of period	184,000	1,135,000

Cash and cash equivalents at end of period	$44,000	$1,276,000

Cash paid during the period:
Interest	$89,000	$2,000

Non cash investing and financing activities:
Common stock issued for acquistion	$—	$195,000

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2001 and 2000

(1) Basis of Presentation

    The unaudited condensed consolidated financial statements of NetLojix Communications, Inc. and Subsidiaries (the "Company") as of June 30, 2001 and 2000 and for the three and six month periods then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

(2) Acquisitions

    Effective August and September 2000, the Company acquired all the outstanding shares of Smith Technology Solutions, Inc. (STS) and CW Electronic Enterprises, Inc. (CWE2), respectively. These enterprises provide local and wide area network design, integration and support, and web-site design and management for businesses. The Company paid cash of $60,000 and $150,000 and issued 250,000 and 500,000 shares of its common stock valued at approximately $484,000 and $1,214,000 in exchange for all the outstanding shares of STS and CWE2, respectively. The Company also paid $90,000 for a consulting agreement with an officer of STS. In addition, the Company incurred acquisition related expenses totaling approximately $233,000. These acquisitions were accounted for using the purchase method of accounting.

(3) Net Income (Loss) Per Common Share

    Net Income (Loss) per common share for the three-month and six-month periods ended June 30, 2001 and 2000 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net income (loss) per share—
	2001	2000	2001	2000
Numerator:
Net income (loss)	$262,000	(981,000)	(151,000)	(3,492,000)
Preferred dividends	—	—	—	24,000

Net Income (loss) applicable to common stockholders	$262,000	(981,000)	(151,000)	(3,516,000)

Denominator:
Weighted average number of common shares used in basic Net Income (loss) per common share	14,481,328	13,616,925	14,481,328	13,229,868
Shares issuable upon conversion of preferred stock, exercise of dilutive option, and effect of restricted stock	582,424	—	—	—

Weighted average number of common shares used in diluted Net Income (loss) per common share	15,063,752	13,616,925	14,481,328	13,229,868

Basic Net Income (loss) per common share	$0.02	(0.07)	(0.01)	(0.27)

Diluted Net Income (loss) per common share	$0.02	(0.07)	(0.01)	(0.27)

    As of June 30, 2001, common stock equivalent shares such as employee stock options have been excluded from the computation of diluted weighted average shares as the effect would be antidilutive.

(4) Litigation

    On April 19, 2000, the Company reached an agreement in principle to settle all outstanding claims under the class action lawsuit pending against NetLojix and certain of its officers. On May 29, 2001 the court entered its final order of dismissal and approval of the settlement. The period for any appeals has passed. The Company will issue, for distribution to the claimant class members and for payment of any plaintiffs attorneys' fees and litigation expenses, a total of 232,000 shares of common stock and warrants to purchase 200,000 shares of NetLojix's common stock at an exercise price of $8.00 per share with a term of 2 years. During the three month period ended March 31, 2000, the Company recorded a charge against earnings of $998,000 and a liability relating to the expected settlement. This charge has been adjusted to the current market value of the stock and warrants on the date that the settlement became effective. This resulted in credit to earnings in the second quarter of 2001 of $684,000.

    In connection with the sale in November 1999 of Matrix Telecom (a former subsidiary of NetLojix), the final amount of the purchase price is subject to adjustment based on finalization of a balance sheet for Matrix Telecom as of August 31, 1999 and agreement by both parties. The Company was notified by the purchaser on December 16, 1999 that the purchaser materially disagreed with the balance sheet of Matrix Telecom prepared by the Company. To date, the Company has attempted to resolve the matter, but the purchaser has resisted submitting the matter to an independent firm of accountants chosen by the parties for final resolution, as required by the contract. Any adjustments in the purchase price would affect the purchase price and the recorded gain. If the dispute is determined in the purchaser's favor, the Company could be required to repay some of the purchase price to the purchaser in cash. At this time, the Company does not believe that the ultimate resolution of the items in dispute will materially affect the recorded gain.

    The Company presently has other contingent liabilities relating to various lawsuits and other matters related to the conduct of its business. On the basis of information furnished by counsel and others, management believes that the resolution of these contingencies will not materially affect the financial condition or results of operations of the Company.

(5) Stockholders' Equity

  Common Stock and Stock Option Transactions

    On April 1, 2001, the Company issued 200,000 shares of Restricted Stock to two of its Officers and Directors under its 1998 Stock Incentive Plan. These shares vest 30% at the end of each of the first two anniversary dates of their issuance and 40% on the third anniversary of their issuance. The two individuals were also granted 800,000 options to purchase the Company's common stock under the same plan with the same vesting schedule at an exercise price of $.11 per share. In addition the Company granted to other employees 18,000 options under the same plan vesting 25% each anniversary of issue at exercise prices of $.14 and $.17 per share.

(6) Segment Reporting

    The Company's primary business segments are network connectivity, technical support services and application development and hosting. The segmentation is based on the types of services provided. All of the Company's services are targeted toward mid-sized businesses.

    The network connectivity segment includes services that are wide area network connections for Internet, data or voice traffic. The Company provides traditional long distance services, calling card, dedicated voice and data access and numerous Internet service options. Telecommunications product offerings include dedicated or leased lines, dedicated and switched long distance, frame relay, ATM, calling cards, and "1-800" services. Internet product offerings within the network connectivity segment include dial-up access, DSL, dedicated access and cable access. This segment includes the Internet connectivity portion of the Company's Southern California based Internet service provider business.

    Technical support services encompass a broad array of technical support services and solutions including system integration, desktop and network support, asset management and help desk solutions. Services provided include flat-fee maintenance contracts, prepaid time block retainers, help desk management contracts, LAN installations, warranty repairs and a small amount of hardware sales.

    The applications development and hosting services segment includes producing, designing and programming creative multimedia applications that can be produced as a web application or a stand alone application as well as web hosting services.

    The Company measures its performance based on revenues, gross margin, net income or loss and earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to net income or cash flows from operations, as a measure of performance.

    The results for the three months and six months ended June 30, 2001 and 2000 are as follows:

	Three Months Ended June 30, 2001
	Network Connectivity Services	Technical Support Services	Applications Development and Web Hosting	Total
Revenues	$2,381,000	2,201,000	369,000	4,951,000
Gross margin	686,000	986,000	300,000	1,972,000
Selling, general & administration	882,000	974,000	98,000	1,954,000
Depreciation & amortization	148,000	226,000	20,000	394,000
Interest expense	19,000	19,000	—	38,000
Other (income) expense	—	8,000		8,000
Corporate litigation settlement recovery	—	—	—	684,000

Net income (loss)	$(363,000)	(241,000)	182,000	262,000

EBITDA	$(195,000)	4,000	202,000	694,000

Total assets	$3,334,000	6,975,000	388,000	10,697,000

	Three Months Ended June 30, 2000
	Network Connectivity Services	Technical Support Services	Applications Development and Web Hosting	Total
Revenues	$3,102,000	1,521,000	672,000	5,295,000
Gross margin	1,160,000	550,000	463,000	2,173,000
Selling, general & administration	1,697,000	924,000	247,000	2,868,000
Depreciation & amortization	104,000	140,000	30,000	274,000
Interest expense	6,000	4,000	2,000	12,000
Other (income) expense	—	—	—	—

Net income (loss)	$(647,000)	(518,000)	184,000	(981,000)

EBITDA	$(537,000)	(374,000)	216,000	(695,000)

Total assets	$6,286,000	5,515,000	739,000	12,540,000

	Six Months Ended June 30, 2001
	Network Connectivity Services	Technical Support Services	Applications Development and Web Hosting	Total
Revenues	$5,027,000	4,244,000	878,000	10,149,000
Gross margin	1,806,000	1,716,000	621,000	4,143,000
Selling, general & administration	1,897,000	2,065,000	162,000	4,124,000
Depreciation & amortization	286,000	453,000	35,000	774,000
Interest expense	50,000	39,000	—	89,000
Other (income) expense	(25,000)	14,000	2,000	(9,000)
Corporate litigation settlement income	—	—	—	684,000

Net income (loss)	$(402,000)	(855,000)	422,000	(151,000)

EBITDA	$(65,000)	(363,000)	457,000	713,000

	Six Months Ended June 30, 2000
	Network Connectivity Services	Technical Support Services	Applications Development and Web Hosting	Total
Revenues	$6,225,000	2,940,000	1,434,000	10,599,000
Gross margin	2,232,000	1,132,000	982,000	4,346,000
Selling, general & administration	3,736,000	1,890,000	670,000	6,296,000
Depreciation & amortization	260,000	229,000	39,000	528,000
Interest expense	8,000	3,000	2,000	13,000
Other (income) expense	2,000	1,000	—	3,000
Corporate litigation settlement (expense)	—	—	—	(998,000)

Net income (loss)	$(1,774,000)	(991,000)	271,000	(3,492,000)

EBITDA	$(1,505,891)	(758,460)	311,449	(1,952,902)

(7) Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142 "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

    The following discussion and analysis should be read in connection with the unaudited condensed consolidated financial statements for the three month and six month periods ended June 30, 2001 and 2000 of the Company and related notes included elsewhere in this report and the consolidated financial statements and related management discussion and analysis included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2000.

DESCRIPTION OF REVENUE SEGMENTS

    We classify our business into three segments: network connectivity, technical support and application development and hosting. The segmentation of our company is how we manage the day-to-day operations of our business and is based on the types of services we provide.

Network Connectivity

    The network connectivity segment includes services provided to our customers that are connections for the transfer of data or voice traffic. We provide numerous Internet service options, data and voice access and traditional long distance services. Our Internet product offerings within the network connectivity segment include dial-up access, DSL, dedicated access and cable access. Our telecommunications product offerings include dedicated or leased lines, switched long distance, frame relay, ATM, calling cards, and "1-800" services. This segment includes the Internet connectivity portion of our Internet service provider business. Within this segment, our networking and communications professionals will design, build and maintain a flexible, cost-effective package of data networking and voice communication services to meet our customers' needs.

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

Application Development and Hosting

    The applications development and hosting services segment includes producing, designing and programming creative multimedia and commerce applications that can be produced as a web application or a stand alone application. Once a web site has been designed we can also provide site maintenance services, host the web site on our own web servers or provide co-location space within one of our data centers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000.

Revenues

    Revenues from operations for the three months ended June 30, 2001 were $5.0 million, a decrease of 6.5% or $.3 million from $5.3 million for the three months ended June 30, 2000.

    Network connectivity services revenues, decreased $.7 million to $2.4 million for the three months ended June 30, 2001 from $3.1 million for the three months ended June 30, 2000. Within the network connectivity services segment, data and voice services accounted for $.4 million of the decrease with the balance of the decrease attributable to Internet services. Data and voice services decreased 20.6% from the comparable quarter in 2000 primarily due to the decrease in per minute rates attributable to continued competitive pricing pressures within the telecommunications industry. Internet services revenues decreased $.3 million or 28.5% to $.73 million. The decrease is primarily due to a decrease in dial up connectivity accounts due to the competitiveness of the industry. We believe that while demand for dial up connectivity is decreasing, broadband Internet access products will continue to be strong, however they will also experience downward competitive pricing. We have upgraded our product offerings through partnerships and alliances with major vendors so that we can continue to increase our focus on broadband products.

    Technical support services revenues were $2.2 million for the three months ended June 30, 2001, an increase of $.7 million or 44.7%, over the comparable quarter in 2000. Approximately $.6 million of the increase was due to the acquisition of CWE2 and STS late in the third quarter of 2000. The balance of the increase was due to increased revenues from the cross marketing of technical support services to network connectivity customers and increased sales of our help desk solution.

    Application development and hosting services revenues decreased to $.4 million for the three months ended June 30, 2001 from $.7 million for the comparable quarter in 2000, a 45.0% decrease. The decrease is primarily attributable to a decrease in the demand for new application development. Also, during the second quarter of 2000, the Company realized several revenue recognition milestones on two large application development projects. Subsequent to June 30, 2000, one of the projects was terminated prior to completion. The Company has made a strategic decision to focus our applications development efforts on e-commerce, web centric applications and managed web hosting. Generally, these are higher margin services. For the three months ended June 30, 2001 revenues from hosting services increased 29.6% or $.06 million over the three months ended June 30, 2000. We expect to increase our focus on web centric applications and an expanded portfolio of managed hosting services. In the fourth quarter of 2000, the Company initiated the expansion of its Santa Barbara data center to support its increased service offerings.

Gross Margin

    Gross margin from operations as a percentage of revenues decreased to 40.0% for the three months ended June 30, 2001 from 41.1% for the three months ended June 30, 2000. Gross margin from operations decreased $.2 million to $2.0 million for the three months ended June 30, 2001 from $2.2 million for the three months ended June 30, 2000.

    Network connectivity services gross margin as a percent of revenue decreased to 28.8% for the three months ended June 30, 2001 from 37.4% for the three months ended June 30, 2000. Within the network connectivity services segment, data and voice gross margins averaged 17.6% vs. 17.2% in the comparable quarter in 2000. The increase in gross margins was primarily due to the re-provisioning of certain customers to alternate carriers for optimal pricing.

    Gross margins for Internet services decreased to 54.1% during the three months ended June 30, 2001 compared to 78.5% for the comparable 2000 quarter. The decrease from 2000 is primarily attributable to increased costs relating to the opening of the New York, San Francisco, and Los Angeles MPOPs along with the lower revenue with fixed connectivity costs.

    Technical support services gross margins averaged 42.2% during the quarter ended June 30, 2001 compared to 36.2% for the comparable quarter in 2000. Gross margins in the technical service segment increased due to an increase in retail pricing along with a change of focus to our higher margin help desk solution.

    Application development and web hosting gross margins were 81.9% during 2001 compared to 68.9% for the comparable quarter in 2000. The increase in gross margin is due primarily to a one-time adjustment following the resolution of a warranty liability for an application development project. The increase is also attributable to staff reductions in the application development area and the increase in web hosting revenue with costs that are fixed.

Selling, General, and Administrative Costs

    Selling, general, and administrative costs decreased $.9 million to $2.0 million for the three months ended June 30, 2001 from $2.9 million for the three months ended June 30, 2000. As a percentage of revenues, selling, general and administrative costs decreased to 39.5% for the three months ended June 30, 2001 from 54.2% for the three months ended June 30, 2000. These decreases are primarily due to a cost reduction plan, which began in November of 2000 and was fully implemented early in the second quarter of 2001.

    Of the decrease in selling, general and administrative expenses, $.4 million is attributable to salary expense, which was the main focus of the cost reduction plan. Approximately $.1 million of the decrease is attributable to bringing the billing for telecommunications in house in the third quarter of 2000. Approximately $.1 million of the decrease is due to decreased professional service fees, primarily due to the decline of legal fees associated with the class action lawsuit and regulatory registration. The remaining decrease in cost was associated with the consolidation of office space and a streamlining of the Company's business.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000.

Revenues

    Revenues from continuing operations for the six months ended June 30, 2001 were $10.2 million, a decrease of 4.3% or $.4 million from $10.6 million for the six months ended June 30, 2000.

    Network connectivity services revenues, decreased $1.2 million to $5.0 million for the six months ended June 30, 2001 from $6.2 million for the six months ended June 30, 2000. Within the network connectivity services segment, data and voice services accounted for $.7 million of the decrease with the balance of the decrease attributable to Internet services. Data and voice services decreased 15.7% from the comparable quarter in 2000 primarily due to the decrease in per minute rates attributable to continued competitive pricing pressures within the telecommunications industry. Internet services revenues decreased $.5 million or 26.5% to $.73 million. The decrease is primarily due to a decrease in dial up connectivity accounts due to the competitiveness of the industry. We believe that while demand for dial up connectivity is decreasing, broadband Internet access products will continue to be strong, however they will also experience downward competitive pricing. We have upgraded our product offerings through partnerships and alliances with major vendors so that we can continue to increase our focus on broadband products.

    Technical support services revenues were $4.2 million for the six months ended June 30, 2001, an increase of 44.4% or 1.3 million over the comparable quarter in 2000. Approximately $1.1 million of the increase was due to the acquisition of CWE2 and STS late in the third quarter of 2000. The balance of the increase was due to increased revenues from the cross marketing of technical support services to network connectivity customers and increased sales of our help desk solution.

    Application development and hosting services revenues decreased to $.9 million for the six months ended June 30, 2000 from $1.4 million for the comparable period in 2000, a 38.8% decrease. The decrease is primarily attributable to the downsizing of the application development group. Also, during the second quarter of 2000, the Company realized several revenue recognition milestones on two large application development projects. Subsequent to June 30, 2000, one of the projects was terminated prior to completion. The Company has made a strategic decision to focus our applications development efforts on e-commerce, web centric applications and managed web hosting. Generally, these are higher margin services. For the six months ended June 30, 2001 hosting services increased 17.1% over the six months ended June 30, 2000. We expect to increase our focus on web centric applications and an expanded portfolio of managed hosting services. In the fourth quarter of 2000, the Company initiated the expansion of its Santa Barbara data center to support its increased service offerings.

Gross Margin

    Gross margin from operations as a percentage of revenues was remained unchanged at 41.0% for the six months ended June 30, 2001 and for the six months ended June 30, 2000. Gross margin from operations decreased $.2 million to $4.1 million for the six months ended June 30, 2001 from $4.3 million for the six months ended June 30, 2000.

    Network connectivity services gross margin as a percent of revenue remained unchanged at 35.9% for the six months ended June 30, 2001 and for the six months ended June 30, 2000. Within the network connectivity services segment, data and voice gross margins averaged 26.8% vs. 16.4% in the comparable quarter in 2000. The increase in gross margins was primarily due to a one-time adjustment to cost of goods sold due to resolution of the amount of Universal Service Fund liability in the first quarter of 2001.

    Gross margins for Internet services decreased to 58.0% during the six months ended June 30, 2001 vs. 76.0% for the comparable period in 2000. The decrease from 2000 is primarily attributable to increased costs relating to the opening of the New York, San Francisco, and Los Angeles MPOPs along with the lower revenue with fixed connectivity costs.

    Technical support services gross margins averaged 40.4% during the six months ended June 30, 2001 compared to 38.5% for the comparable period in 2000. Gross margins in the technical service segment increased due to an increase in retail pricing along with a change of focus to our higher margin help desk solution.

    Application development and web hosting gross margins were 70.8% during the six months ended 2001 compared to 68.4% for the six months ended in 2000. The increase in gross margin is due primarily to a one-time adjustment following the resolution of a warranty liability for an application development project. The increase is also attributable to staff reductions in the application development area and the increase in web hosting revenue with costs that are fixed.

Selling, General, and Administrative Costs

    Selling, general, and administrative costs decreased $2.2 million to $4.1 million for the six months ended June 30, 2001 from $6.3 million for the six months ended June 30, 2000. As a percentage of revenues, selling, general and administrative costs decreased to 40.6% for the six months ended June 30, 2001 from 59.4% for the six months ended June 30, 2000. These decreases are primarily due to a cost reduction plan, which began in November of 2000 and was fully implemented early in the second quarter of 2001.

    Of the decrease in selling, general and administrative expenses, $1.0 million is attributable to salary expense, which was the main focus of the cost reduction plan. Approximately $.2 million of the decrease is attributable to bringing the billing for telecommunications in house in the third quarter of 2000. Approximately $.4 million of the decrease is due to decreased professional service fees, primarily due to the decline of legal fees associated with the class action lawsuit and regulatory registration. The remaining decrease in cost was associated with the consolidation of office space and a streamlining of the Company's business.

Settlement Costs

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

    On May 29, 2001, the court entered its final order of dismissal and approval of the settlement. The appeal period for this final approval ended on June 28, 2001. Upon receipt of instructions from the class action claims administrator, NetLojix will issue for distribution to the claimant class members, and payment of the plaintiffs attorneys' fees and litigation expenses, a total of 232,000 shares of common stock and warrants to purchase 200,000 shares of NetLojix's common stock at an exercise price of $8.00 per share with a term of 2 years. During the three month period ended March 31, 2000, the Company recorded a charge against earnings of $998,000 and a liability relating to the expected settlement. This charge has been adjusted to the current market value of the stock and warrants on the date that the settlement became effective. This adjustment resulted in a credit to earnings in the second quarter of 2001 of $684,000.

Interest Expense

    At June 30, 2001, the Company has $953,000 outstanding under its secured line of credit. During the six month period ended June 30, 2000 the Company averaged approximately $1.1 million in outstanding borrowings. The company is required to pay interest on a minimum borrowing of $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended June 30, 2001, we reported a net loss from continuing operations of $.15 million although operations provided net cash of $.25 million. As of June 30, 2001, we had cash and cash equivalents of $.04 million and outstanding indebtedness on our line of credit of $1.0 million. At that date, we had a working capital deficit of $3.5 million. In their report on NetLojix's December 31, 2000 consolidated financial statements, our independent auditors included an explanatory paragraph indicating that NetLojix's recurring operating losses and working capital deficit at

December 31, 2000 raise doubts in their minds about NetLojix's ability to continue as a going concern. As described in more detail below, we initiated a cost reduction plan, which began in November of 2000 and was fully implemented early in the second quarter of 2001, to improve our cash flow from operations. This plan included a reduction in staff, closure of offices and a refocusing of our marketing and sales activities on more profitable lines of business.

    Under our secured credit facility with Coast Business Credit, we may borrow up to 70% of eligible billed receivables (as defined) up to a total amount of $3.0 million. The percentage may be increased to 80% of eligible billed receivables if we reach certain operational targets. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% (9.0% at June 30, 2001 and 8.75% at July 31, 2001). Borrowings under the credit facility are secured by substantially all of our assets. As of July 31, 2001, approximately $.7 million is outstanding under the credit facility, and approximately $.1 million is available to be borrowed under the formula described above.

    On April 23, 1999, we entered into an equity line agreement with Cambois Finance, Inc. Under the terms of the equity line agreement, we were permitted to sell or put our common stock to Cambois Finance, at our option at any time, subject to the satisfaction of several conditions. Among other requirements, our stock was required to have a minimum bid price of $2.26 per share and meet certain volume levels on The Nasdaq SmallCap Market in order for us to require Cambois Finance to purchase stock, unless Cambois Finance otherwise agreed. Our stock has not met these trading price and volume requirements for some time and was delisted from The Nasdaq SmallCap Market in June 2001. Accordingly, we are unable to utilize the equity line without Cambois' agreement. We have not sold any shares of common stock to Cambois under the equity line agreement since December 1999, and we do not know if Cambois would be willing to agree to any further sales.

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

    We believe that current public market conditions are not conducive to raising large amounts of additional capital at this time. Therefore, we have taken several steps to conserve cash and reduce operating expenses. We expect that operating cash flows coupled with the remaining availability under our secured line of credit facility should be sufficient to meet our minimum working capital requirements into the foreseeable future. While we believe the cost control measures will significantly reduce our monthly cash requirements, we are also exploring other possible sources of cash including the possibility of a private equity placement. However, our current low stock price presents substantial obstacles to additional private placements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is not exposed to material future earnings or cash flow fluctuations, from changes in interest rates on its long-term debt at June 30, 2001. A hypothetical increase of 85 basis points in interest rate (ten percent of the Company's overall borrowing rate) would not result in a material fluctuation in future earnings or cash flow. The Company had not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and is currently not evaluating the future use of such financial instruments.

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

    On May 29, 2001, the court entered its final order of dismissal and approval of the settlement. The appeal period for this final approval ended on June 28, 2001. Upon receipt of instructions from the class action claims administrator, NetLojix will issue for distribution to the claimant class members, and payment of the plaintiffs attorneys' fees and litigation expenses, a total of 232,000 shares of common stock and warrants to purchase 200,000 shares of NetLojix's common stock at an exercise price of $8.00 per share with a term of 2 years.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(b)
Reports on Form 8-K

    The Registrant filed a Current Report on Form 8-K on June 8, 2001 (event date May 29, 2001) with respect to its delisting from the Nasdaq SmallCap Market and the court approval of the class action settlement agreement.

    The Registrant filed no other reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETLOJIX COMMUNICATIONS, INC., a Delaware corporation
By:	/s/ GREGORY J. WILSON Gregory J. Wilson Treasurer and Controller (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)

Dated: August 10, 2001

QuickLinks

NETLOJIX COMMUNICATIONS, INC. QUARTER ENDED JUNE 30, 2001 TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unadudited)
NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) June 30, 2001 and 2000
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8K
SIGNATURE