Form 10-Q
period 2001-09-30
NETLOJIX COMMUNICATIONS INC
filed 2001-11-14
CIK 1005974

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

---------
FORM 10-Q
---------

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 0-27580

---------

                    NETLOJIX COMMUNICATIONS, INC.
 (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

---------

DELAWARE	87-0378021
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

501 BATH STREET
SANTA BARBARA, CALIFORNIA 93101
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(805) 884-6300
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of November 9, 2001, there were 14,518,423 shares of the Registrant's Common Stock, par value $0.01 per share, issued and outstanding, excluding treasury stock.

NETLOJIX COMMUNICATIONS, INC.
QUARTER ENDED September 30, 2001

TABLE OF CONTENTS

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30,
2001 and December 31, 2000	3
Condensed Consolidated Statements of Operations for
the Three and Nine-Month Periods Ended September 30, 2001
and 2000	4
Condensed Consolidated Statements of Cash Flows for
Nine Month Periods Ended September 30, 2001 and 2000	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	19

Signature Page	20

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000
	(Unaudited)
Assets
CURRENT ASSETS
Cash and cash equivalents	$224,000	$184,000
Accounts receivable, net	1,714,000	2,289,000
Due from related parties	747,000	832,000
Prepaid expenses and other current assets	345,000	381,000

Total current assets	3,030,000	3,686,000
Property and equipment, net	1,260,000	1,502,000
Goodwill, net	4,328,000	4,585,000
Customer bases acquired and other intangibles, net	1,377,000	1,860,000
Other assets	155,000	86,000

Total assets	$10,150,000	$11,719,000

Liabilities and Stockholders' Equity
CURRENT LIABILITIES
Revolving line of credit	$809,000	$1,178,000
Accounts payable and other accrued expenses	1,778,000	2,097,000
Accrued payroll related liabilities	690,000	593,000
Accrued network services costs	1,498,000	668,000
Litigation settlement liability	73,000	940,000
Sales and excise tax payable	308,000	338,000
Unearned revenue	665,000	1,160,000
Other current liabilities	428,000	542,000

Total current liabilities	6,249,000	7,516,000

Long term obligations	36,000	54,000

Total liabilities	6,285,000	7,570,000

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, authorized 1,000,000 shares, $0.01 par value
Series A convertible preferred stock, designated 250,000 shares, cumulative as to 8% dividends, 147,700 shares issued and
outstanding. (Liquidation preference of $728,000 at December 31,2000
and $775,000 at September 30, 2001 including dividends in arrears.)	1,000	1,000

Common stock, authorized 40,000,000 shares, $0.01 par value, issued 14,681,328 shares at September 30, 2001 and
14,481,328 shares at December 31, 2000.	147,000	145,000
Additional paid in capital	28,455,000	28,452,000
Preferred dividends	(102,000)	(102,000)
Accumulated deficit	(24,634,000)	(24,345,000)
Treasury stock, $0.01 par value, 162,905 at September 30, 2001 and
December 31, 2000.	(2,000)	(2,000)

Total stockholders' equity	3,865,000	4,149,000

Total liabilities and stockholders' equity	$10,150,000	$11,719,000

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months		Nine months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000

SERVICE REVENUES
Unrelated parties	$3,989,000	3,900,000	12,700,000	12,544,000
Related parties - (note 6)	779,000	1,040,000	2,216,000	2,995,000

TOTAL SERVICE REVENUES	4,768,000	4,940,000	14,916,000	15,539,000

COST OF REVENUES
(exclusive of depreciation - note 1)	2,828,000	2,884,000	8,833,000	9,137,000

GROSS MARGIN	1,940,000	2,056,000	6,083,000	6,402,000

OPERATING EXPENSES
Selling, general and administrative	1,825,000	2,835,000	5,950,000	9,131,000
Litigation settlement (recovery) costs	-	-	(684,000)	998,000
Gain on sale of Contracts and Customer List	(203,000)	-	(203,000)	-
Depreciation and amortization	396,000	290,000	1,170,000	817,000

Total operating expenses	2,018,000	3,125,000	6,233,000	10,946,000

OPERATING (LOSS)	(78,000)	(1,069,000)	(150,000)	(4,544,000)

Interest expense	(29,000)	(36,000)	(118,000)	(50,000)
Other income (expense), net	(31,000)	10,000	(21,000)	7,000

(Loss) from operations
before income taxes	(138,000)	(1,095,000)	(289,000)	(4,587,000)

Income tax benefit	-	-	-	-

NET (LOSS)	$(138,000)	(1,095,000)	(289,000)	(4,587,000)

Net (loss) per common share - basic and diluted	$(0.01)	(0.08)	(0.02)	(0.35)

Weighted average number of
common shares - basic & diluted	14,681,328	13,861,987	14,550,925	13,444,289

See accompanying notes

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unadudited)
	Nine months
	Ended September 30,

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(289,000)	$(3,492,000)
Adjustments to reconcile net loss from continuing operations to cash provided by (used by) continuing operating activities:
Depreciation and amortization	1,170,000	528,000
Issuance of warrants for professional services	-	216,000
Provision for bad debts	311,000	200,000
Litigation settlement (recovery)	(684,000)	998,000
Gain on sale of Contracts and Customer List	(203,000)	-
Stock compensation earned	3,000	57,000
Changes in certain operating assets and liabilities:
Accounts receivable	265,000	(1,436,000)
Due from affiliates	84,000	310,000
Other current assets	(56,000)	(564,000)
Litigation settlement liability	(183,000)	-
Accounts payable and accrued liabilities	172,000	288,000

Cash provided by (used by) operating activities	590,000	(2,895,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(162,000)	(261,000)
Payments received on loans to officers	-	30,000
Cash received (paid) in acquisitions	-	(25,000)

Cash used by investing activities	(162,000)	(256,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(15,000)	(45,000)
Cash proceeds from exercise of options	-	1,231,000
Sale of common stock	-	1,472,000
Preferred stock dividend payments	-	(24,000)
Amount borrowed (paid) on line of credit, net	(369,000)	719,000
Amounts paid on long term borrowings	(4,000)	-
Costs associated with issuance of common stock	-	(23,000)
Purchase of common stock for treasury	-	(38,000)

Cash provided by (used by) financing activities	(388,000)	3,292,000

Net increase (decrease) in cash and cash equivalents	40,000	141,000

Cash and cash equivalents at beginning of period	184,000	1,135,000

Cash and cash equivalents at end of period	$224,000	$1,276,000

Cash paid during the period:
Interest	$118,000	$2,000

Non cash investing and financing activities:
Common stock issued for acquisition	$-	$195,000

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2001 and 2000

(1) Basis of Presentation

        The unaudited condensed consolidated financial statements of NetLojix Communications, Inc. and Subsidiaries (the "Company") as of September 30, 2001 and 2000 and for the three and nine-month periods then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The Company has excluded $25,000 and $42,000 in depreciation from Cost of Sales for the three-month periods ended September 30, 2001 and 2000 respectively. For the nine-month periods ended September 30, 2001 and 2000 the Company has excluded $75,000 and $115,000 respectively.

(2) Acquisitions and Dispositions

        In August and September 2000, the Company acquired all the outstanding shares of Smith Technology Solutions, Inc. (STS) and CW Electronic Enterprises, Inc. (CWE2), respectively. These enterprises provide local and wide area network design, integration and support, and web-site design and management for businesses. The Company paid cash of $60,000 and $150,000 and issued 250,000 and 500,000 shares of its common stock valued at approximately $484,000 and $1,214,000 in exchange for all the outstanding shares of STS and CWE2, respectively. The Company also paid $90,000 for a consulting agreement with an officer of STS. In addition, the Company incurred acquisition related expenses totaling approximately $233,000. These acquisitions were accounted for using the purchase method of accounting

        On September 30, 2001 the Company sold its a portion of its New York technical support services business (consisting of its New York City customer list and related customer contracts) to an unrelated third party. The company retained all of its help desk customers and contracts, which it will focus on in the future. The purchaser assumed responsibility for unused customer retainers and remaining terms on service agreements. The Company recorded a gain (net of costs) of $203,000 in connection with this sale. In addition, if the purchaser is able to renew retainers, service agreements or provide any additional services to the customers that were transferred, then it will pay the Company 5% of any such cash received prior to September 30, 2002.

 (3) Net (Loss) Per Common Share

Net (Loss) per common share for the three-month and nine-month periods ended September 30, 2001 and 2000 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Numerator:
Net (Loss)	$(138,000)	(1,094,000)	(289,000)	(4,587,000)
Preferred dividends	-	24,000	-	47,000
Net (Loss) applicable to common stockholders	$(138,000)	(1,118,000)	(289,000)	(4,634,000)

Denominator:
Weighted average number of common shares used in basic and diluted Net (Loss) per common share	14,681,328	13,861,987	14,550,925	13,444,289

Basic and diluted net (Loss) per common share	$(0.01)	(0.08)	(0.02)	(0.35)

        As of September 30, 2001 and 2000, common stock equivalent shares such as employee stock options have been excluded from the computation of diluted weighted average shares, as the effect would be antidilutive. Comprehensive loss for the periods ended September 30, 2000 and 2001 is equal to net loss reported for such periods.

(4) Litigation and Contingencies

        On April 19, 2000, the Company reached an agreement in principle to settle all outstanding claims under the class action lawsuit pending against NetLojix and certain of its officers. On May 29, 2001 the court entered its final order of dismissal and approval of the settlement. The period for any appeals has passed. The Company will issue, for distribution to the claimant class members and for payment of any plaintiffs attorneys' fees and litigation expenses, a total of 232,000 shares of common stock and warrants to purchase 200,000 shares of NetLojix's common stock at an exercise price of $8.00 per share with a term of 2 years. During the quarter ended March 31, 2000, the Company recorded a charge against earnings of $998,000 and a liability relating to the expected settlement. This liability has been adjusted to the current market value of the stock and warrants on the date that the settlement became effective. This resulted in credit to earnings in the second quarter of 2001 of $684,000.

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

        The Company presently has other contingent liabilities relating to various other matters related to the conduct of its business. On the basis of information furnished by counsel and others, management believes that the resolution of these contingencies will not materially affect the financial condition or results of operations of the Company.

 (5) Stockholders' Equity

        On April 1, 2001, the Company sold 200,000 shares of Restricted Stock to two of its officers and directors under its 1998 Stock Incentive Plan at $.01 per share. These shares vest 30% at the end of each of the first two anniversary dates of their issuance and 40% on the third anniversary of their issuance. The difference between the purchase price and the fair market value of the stock at the time of grant is being amortized over the restriction period. The two individuals were also granted an option to purchase 800,000 shares of the Company's common stock under the same plan with the same vesting schedule at an exercise price of $.11 per share. In addition, the Company granted to other employees, options to purchase 18,000 shares under the same plan vesting 25% each anniversary of issue at exercise prices of $.14 and $.17 per share. In the third quarter of 2001 the Company issued options to two directors and one employee to purchase 100,000 shares of common stock each at $.14. The employee's options vest equally over 4 years and the directors' vest equally over two years. The above options were all issued at the fair market value of the stock at the date of grant.

(6) Related Party Transactions

        The Company has had transactions in the normal course of business with various companies who are related with shareholders of the Company. The Company provides long distance and data network service to a number of such related companies. Balances related to operating activities are settled monthly. The natures of the relationships that generate the revenues are effectively the same as all other customer relationships held by the Company. The agreements are standard term agreements. The Company neither receives nor provides any benefits outside of a standard customer-supplier relationship.

(7) Revenue Recognition

        Revenues for long distance, frame relay, Internet, and applications development and web hosting services are recognized as service is provided. Amounts paid in advance are recorded as unearned revenue and recognized as services are provided. Within the Technical Support Services segment, the Company sells its services under hourly service contracts (whether prepaid or billed in arrears), flat fee service call contracts or prepaid maintenance contracts. For prepaid maintenance contracts, the Company recognizes revenues ratably over the service period. A small number of our applications development contracts contain customer acceptance provisions. In accordance with SAB 101, we recognize revenue on such contracts only after a customer has indicated acceptance or the customer acceptance period has lapsed. For all other services, revenues are recognized when the services are rendered.

(8) Segment Reporting

        The Company's primary business segments are network connectivity, technical support services and application development and hosting. The segmentation is based on the types of services provided. All of the Company's services are targeted toward mid-sized businesses (50-500 employees). Parent company costs are allocated to each segment based on revenue. However, extraordinary items are not allocated.

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

        The Company measures its performance based on revenues, gross margin, net income or loss and earnings before interest, taxes, depreciation and amortization ("EBITDA"). However, EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to net income or cash flows from operations, as a measure of performance.

The results for the three months and nine months ended September 30, 2001 and 2000 are as follows:

	Three Months Ended September 30, 2001
	Network Connectivity Services	Technical Support Services	Applications Development and Web Hosting	Total
Revenues	$2,440,000	1,903,000	425,000	4,768,000
Gross margin	830,000	769,000	341,000	1,940,000
Selling, general & administration	785,000	884,000	156,000	1,825,000
Depreciation & amortization	146,000	227,000	23,000	396,000
Interest expense	17,000	12,000	-	29,000
Other expense	6,000	24,000	1,000	31,000
Sale of New York Technical Support Services Assets	-	-	-	203,000
Net income (loss)	$(124,000)	(378,000)	161,000	(138,000)

EBITDA	$(39,000)	(139,000)	184,000	287,000

Total assets	$2,994,000	6,761,000	395,000	10,150,000

	Three Months Ended September 30, 2000
	Network Connectivity Services	Technical Support Service	Applications Development and Web Hosting	Total
Revenues	$2,696,000	1,655,000	589,000	4,940,000
Gross margin	990,000	659,000	407,000	2,056,000
Selling, general & administration	2,083,000	432,000	320,000	2,835,000
Depreciation & amortization	123,000	122,000	45,000	290,000
Interest expense	34,000	4,000	(2,000)	36,000
Other (income)	(10,000)	-	-	(10,000)
Net income (loss)	$(1,240,000)	101,000	44,000	(1,095,000)

EBITDA	$(1,083,000)	227,000	87,000	(769,000)

Total assets	$5,399,000	7,896,000	608,000	13,903,000

	Nine Months Ended September 30, 2001
	Network Connectivity Services	Technical Support Services	Applications Development and Web Hosting	Total
Revenues	$7,466,000	6,147,000	1,303,000	14,916,000
Gross margin	2,636,000	2,485,000	962,000	6,083,000
Selling, general & administration	2,487,000	2,950,000	513,000	5,950,000
Depreciation & amortization	431,000	681,000	58,000	1,170,000
Interest expense	67,000	51,000	-	118,000
Other (income) expense	19,000	(38,000)	(2,000)	21,000
Sale of New York Technical Support Services Assets	-	-	-	203,000
Corporate litigation settlement adjustment	-	-	-	684,000
Net income (loss)	$(330,000)	(1,235,000)	389,000	(289,000)

EBITDA	$168,000	(503,000)	447,000	999,000

	Nine Months Ended September 30, 2000
	Network Connectivity Services	Technical Support Services	Applications Development and Web Hosting	Total
Revenues	$8,921,000	4,594,000	2,024,000	15,539,000
Gross margin	3,294,000	1,791,000	1,317,000	6,402,000
Selling, general & administration	5,819,000	2,322,000	990,000	9,131,000
Depreciation & amortization	383,000	350,000	84,000	817,000
Interest expense	42,000	8,000	-	50,000
Other (income) expense	(8,000)	1,000	-	(7,000)

Corporate litigation settlement	-	-	-	(998,000)

Net income (loss)	$(2,942,000)	(890,000)	243,000	(4,587,000)

EBITDA	$(2,517,000)	(532,000)	327,000	(3,720,000)

Within the three business segments there are multiple types of revenue which are stated separately below:
	Three months		Nine months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Network Connectivity Services:
Data & Voice Services	$ 1,737,000	1,871,000	5,273,000	6,067,000
Internet Services	703,000	825,000	2,193,000	2,854,000
Technical Support Services:
Technical Support Services	696,000	840,000	2,585,000	2,087,000
Help Desk Services	1,189,000	742,000	3,409,000	2,283,000
Hardware	18,000	73,000	153,000	225,000
Applications Development and Web Hosting:
Applications Development	146,000	345,000	459,000	1,374,000
Web Hosting	279,000	244,000	844,000	649,000
	$ 4,768,000	4,940,000	14,916,000	15,539,000

(9) Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142 "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

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

        The following discussion and analysis should be read in connection with the unaudited condensed consolidated financial statements for the three month and nine month periods ended September 30, 2001 and 2000 of the Company and related notes included elsewhere in this report and the consolidated financial statements and related management discussion and analysis included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2000.

 DESCRIPTION OF REVENUE SEGMENTS

        We classify our business into three segments: network connectivity, technical support services and application development and hosting. The segmentation of our company is how we manage the day-to-day operations of our business and is based on the types of services we provide.

Network Connectivity

        The network connectivity segment includes services for the transfer of data or voice traffic. We provide numerous Internet service options, data and voice access and traditional long distance services. Our Internet product offerings within the network connectivity segment include dial-up access, DSL, dedicated access and cable access. Our telecommunications product offerings include dedicated or leased lines, switched long distance, frame relay, ATM, calling cards, and "1-800" services. This segment includes the Internet connectivity portion of our Internet service provider business. Within this segment, our networking and communications professionals will design, build and maintain a flexible, cost-effective package of data networking and voice communication services to meet our customers' needs.

Technical Support Services

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTMEBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000.

Revenues

        Revenues from operations for the three months ended September 30, 2001 were $4.8 million, a decrease of 3.5% or $.1 million from $4.9 million for the three months ended September 30, 2000.

        Network connectivity services revenues, decreased $.26 million to $2.44 million for the three months ended September 30, 2001 from $2.7 million for the three months ended September 30, 2000. Within the network connectivity services segment, data and voice services accounted for $.14 million of the decrease with the balance of the decrease attributable to Internet services. Data and voice services decreased 7.2% from the comparable quarter in 2000 primarily due to the decrease in per minute rates attributable to continued competitive pricing pressures within the telecommunications industry. Internet services revenues decreased $.12 million or 14.9% to $.7 million. The decrease is primarily due to a decrease in dial up connectivity accounts due to the competitiveness of the industry. We believe that while demand for dial up connectivity is decreasing, broadband Internet access products will continue to be strong, however they will also experience downward competitive pricing. We have upgraded our product offerings through partnerships and alliances with major vendors so that we can continue to increase our focus on broadband products.

        Technical support services revenues were $1.9 million for the three months ended September 30, 2001, an increase of $.25 million or 15.0%, over the comparable quarter in 2000. The increase was principally due to the acquisition of CWE2 and STS late in the third quarter of 2000.

        Application development and hosting services revenues decreased to $.4 million for the three months ended September 30, 2001 from $.6 million for the comparable quarter in 2000, a 27.9% decrease. The decrease is primarily attributable to a decrease in the demand for new application development. Also, during the second quarter of 2000, the Company realized several revenue recognition milestones on two large application development projects. The Company has made a strategic decision to focus our applications development efforts on e-commerce, web centric applications and managed web hosting. Generally, these are higher margin services. For the three months ended September 30, 2001 hosting services increased 14.4% over the three months ended September 30, 2000. Generally, these are higher margin services. We expect to increase our focus on web centric applications and an expanded portfolio of managed hosting services. In the fourth quarter of 2000, the Company initiated the expansion of its Santa Barbara data center to support its increased service offerings.

Gross Margin

        Gross margin from operations as a percentage of revenues decreased to 40.8% for the three months ended September 30, 2001 from 41.6% for the three months ended September 30, 2000. Gross margin from operations decreased $.2 million to $1.9 million for the three months ended September 30, 2001 from $2.1 million for the three months ended September 30, 2000.

        Network connectivity services gross margin as a percent of revenue decreased to 34.0% for the three months ended September 30, 2001 from 36.7% for the three months ended September 30, 2000. Within the network connectivity services segment, data and voice gross margins averaged 23.0% vs. 21.7% in the comparable quarter in 2000. The increase in gross margins was primarily due to the re-provisioning of certain customers to alternate carriers for optimal pricing.

        Gross margins for Internet services decreased to 61.1% during the three months ended September 30, 2001 compared to 64.0% for the comparable 2000 quarter. The decrease from 2000 is primarily attributable to increased costs relating to the opening of the New York, San Francisco, and Los Angeles MPOPs along with the lower revenue with fixed connectivity costs.

        Technical support services gross margins increased to 40.4% during the quarter ended September 30, 2001 compared to 39.9% for the comparable quarter in 2000. Gross margins in the technical service segment increased due to an increase in retail pricing along with a change of focus to our higher margin help desk solution.

        Application development and web hosting gross margins were 80.0% during 2001 compared to 69.1% for the comparable quarter in 2000. The increase is attributable to staff reductions in the application development area and the increase in web hosting revenue with costs that are fixed.

Selling, General, and Administrative Costs

        Selling, general, and administrative costs decreased $1.0 million to $1.8 million for the three months ended September 30, 2001 from $2.8 million for the three months ended September 30, 2000. As a percentage of revenues, selling, general and administrative costs decreased to 37.9% for the three months ended September 30, 2001 from 57.5% for the three months ended September 30, 2000. These decreases are primarily due to a cost reduction plan, which began in November of 2000 and was fully implemented early in the second quarter of 2001.

        Of the decrease in selling, general and administrative expenses, $.8 million is attributable to salary expense, which was the main focus of the cost reduction plan. Approximately $.15 million of the decrease is due to decreased professional service fees, primarily due to the decline of legal fees associated with the class action lawsuit and regulatory registration. The remaining decrease in cost was associated with the consolidation of office space and a streamlining of the Company's business.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000.

Revenues

        Revenues from continuing operations for the nine months ended September 30, 2001 were $14.9 million, a decrease of 4.0% or $.6 million from $15.5 million for the nine months ended September 30, 2000.

        Network connectivity services revenues, decreased $1.4 million to $7.5 million for the nine months ended September 30, 2001 from $8.9 million for the nine months ended September 30, 2000. Within the network connectivity services segment, data and voice services accounted for $.8 million of the decrease with the balance of the decrease attributable to Internet services. Data and voice services decreased 13.1% from the comparable quarter in 2000 primarily due to the decrease in per minute rates attributable to continued competitive pricing pressures within the telecommunications industry. Internet services revenues decreased $.6 million or 23.2% to $2.2 million. The decrease is primarily due to a decrease in dial up connectivity accounts due to the competitiveness of the industry

        Technical support services revenues were $6.2 million for the nine months ended September 30, 2001, an increase of 33.8% or $1.6 million over the comparable quarter in 2000. Approximately $1.4 million of the increase was due to the acquisition of CWE2 and STS late in the third quarter of 2000. The balance of the increase was due to increased revenues from the cross marketing of technical support services to network connectivity customers and increased sales of our help desk solution.

        Application development and hosting services revenues decreased to $1.3 million for the nine months ended September 30, 2000 from $2.0 million for the comparable period in 2000, a 35.6% decrease. The decrease is primarily attributable to the downsizing of the application development group. The Company has made a strategic decision to focus our applications development efforts on e-commerce, web centric applications and managed web hosting. Generally, these are higher margin services. For the nine months ended September 30, 2001 hosting services increased 29.9% over the nine months ended September 30, 2000.

Gross Margin

        Gross margin from operations as a percentage of revenues decreased to 40.8% for the nine months ended September 30, 2001 from 41.0% for the nine months ended September 30, 2000. Gross margin from operations decreased $.3 million to $6.1 million for the nine months ended September 30, 2001 from $6.4 million for the nine months ended September 30, 2000.

        Network connectivity services gross margin as a percent of revenue decreased to 35.3% for the nine months ended September 30, 2001 from 35.5% for the nine months ended September 30, 2000. Within the network connectivity services segment, data and voice gross margins averaged 25.5% vs. 17.7% in the comparable quarter in 2000. The increase in gross margins was primarily due to a one-time adjustment to cost of goods sold due to resolution of the amount of Universal Service Fund liability in the first quarter of 2001.

        Gross margins for Internet services decreased to 58.8% during the nine months ended September 30, 2001 vs. 73.2% for the comparable period in 2000. The decrease from 2000 is primarily attributable to increased network costs relating to high-speed connectivity, increased costs relating to the opening of the New York, San Francisco, and Los Angeles MPOPs and lower revenue with fixed connectivity costs.

        Technical support services gross margins averaged 40.4% during the nine months ended September 30, 2001 compared to 39.0% for the comparable period in 2000. Gross margins in the technical service segment increased due to an increase in retail pricing along with a change of focus to our higher margin help desk solution.

        Application development and web hosting gross margins were 73.7% during the nine months ended 2001 compared to 71.5% for the nine months ended in 2000. The increase in gross margin is due primarily to a one-time adjustment following the resolution of a warranty liability for an application development project. The increase is also attributable to staff reductions in the application development area and the increase in web hosting revenue with costs that are fixed.

Selling, General, and Administrative Costs

        Selling, general, and administrative costs decreased $3.1 million to $6.0 million for the nine months ended September 30, 2001 from $9.1 million for the nine months ended September 30, 2000. As a percentage of revenues, selling, general and administrative costs decreased to 39.7% for the nine months ended September 30, 2001 from 58.8% for the nine months ended September 30, 2000. These decreases are primarily due to a cost reduction plan, which began in November of 2000 and was fully implemented early in the second quarter of 2001.

        Of the decrease in selling, general and administrative expenses, $1.8 million is attributable to salary expense, which was the main focus of the cost reduction plan. Approximately $.9 million of the decrease is due to decreased professional service fees, primarily due to the decline of legal fees associated with the class action lawsuit and regulatory registration. Approximately $.2 million of the decrease is attributable to bringing the billing for telecommunications in house in the third quarter of 2000. The remaining decrease in cost was associated with the consolidation of office space and a streamlining of the Company's business.

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

        On May 29, 2001, the court entered its final order of dismissal and approval of the settlement. The appeal period for this final approval ended on June 28, 2001. Upon receipt of instructions from the class action claims administrator, NetLojix will issue for distribution to the claimant class members, and payment of the plaintiffs attorneys' fees and litigation expenses, a total of 232,000 shares of common stock and warrants to purchase 200,000 shares of NetLojix's common stock at an exercise price of $8.00 per share with a term of 2 years. During the three month period ended March 31, 2000, the Company recorded a charge against earnings of $998,000 and a liability relating to the expected settlement. This charge has been adjusted to reflect the market value of the stock and warrants on the date that the settlement became effective. This adjustment resulted in a credit to earnings in the second quarter of 2001 of $684,000.

Interest Expense

        At September 30, 2001, the Company has $809,000 in borrowings outstanding under its secured line of credit. During the nine month period ended September 30, 2000 the Company averaged approximately $1.0 million in outstanding borrowings. The company was required to pay interest on a minimum borrowing of $1.0 million. As of September 13, 2001 the loan agreement was amended to waive the minimum interest provision for the remainder of the contract period. This facility expires on January 31, 2002. The lender has informed us that they do not intend to renew the facility. We are in the process of negotiating a new credit facility to replace the existing one. We expect the interest rate to be substantially higher than our current rate.

LIQUIDITY AND CAPITAL RESOURCES

        For the nine months ended September 30, 2001, we reported a net loss from continuing operations of $.24 million although operations provided net cash of $.6 million. As of September 30, 2001, we had cash and cash equivalents of $.22 million and outstanding indebtedness on our line of credit of $0.8 million. At that date, we had a working capital deficit of $3.2 million. In their report on NetLojix's December 31, 2000 consolidated financial statements, our independent auditors included an explanatory paragraph indicating that NetLojix's recurring operating losses and working capital deficit at December 31, 2000 raise doubts in their minds about NetLojix's ability to continue as a going concern. As described in more detail below, we initiated a cost reduction plan, which began in November of 2000 and was fully implemented early in the second quarter of 2001, to improve our cash flow from operations. This plan included a reduction in staff, closure of offices and a refocusing of our marketing and sales activities on more profitable lines of business.

        Under our secured credit facility with Coast Business Credit, we may borrow up to 70% of eligible billed receivables (as defined) up to a total amount of $3.0 million. The percentage may be increased to 80% of eligible billed receivables if we reach certain operational targets. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% (8.5% at September 30, 2001 and 8.0% at October 31, 2001). Borrowings under the credit facility are secured by substantially all of our assets. As of October 31, 2001, approximately $.4 million is outstanding under the credit facility, and approximately $.1 million is available to be borrowed under the formula described above. This facility expires on January 31, 2002. The lender has informed us that they do not intend to renew the facility. We are in the process of negotiating a new credit facility to replace the existing one. We expect the interest rate to be substantially higher than our current rate.

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

        We believe that current public market conditions are not conducive to raising large amounts of additional capital at this time. Therefore, we have taken several steps to conserve cash and reduce operating expenses. We expect that operating cash flows coupled with the remaining availability under our existing secured line of credit facility (or a new facility to be negotiated) should be sufficient to meet our minimum working capital requirements into the foreseeable future. While we believe the cost control measures will significantly reduce our monthly cash requirements, we are also exploring other possible sources of cash including the possibility of a private equity placement. However, our current low stock price presents substantial obstacles to additional private placements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is not exposed to material future earnings or cash flow fluctuations, from changes in interest rates on its long-term debt at September 30, 2001. A hypothetical increase of 85 basis points in interest rate (ten percent of the Company's overall borrowing rate) would not result in a material fluctuation in future earnings or cash flow. The Company had not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and is currently not evaluating the future use of such financial instruments.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits
2.1	Assignment and Assumption Agreement dated as of September 28, 2001, among the Registrant, Remote Lojix/PCSI, Inc. and Laser Printer Care Company, Ltd.
10.1	Employment Agreement dated as of September 10, 2001, between the Registrant and Anthony E. Papa.
10.2	Employment Agreement dated as of September 10, 2001, between the Registrant and James P. Pisani.
10.3	Amendment dated as of September 13, 2001, between the Registrant and Coast Business Credit

        (b)    Reports on Form 8-K

        The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2001.

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

Dated: November 13, 2001