Form 10-K405
period 2001-12-31
NETLOJIX COMMUNICATIONS INC
filed 2002-03-28
CIK 1005974

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Fiscal Year Ended: December 31, 2001

OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

For the transition period from ____________ to ___________

Commission file number 0-27580

NetLojix Communications, Inc.

(Exact Name of Registrant in Its Charter)

Delaware	87-0378021

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Bath Street, Santa Barbara, CA	93101

(Address of Principal Executive Offices)	(Zip Code)

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

Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $1,282,521, computed at the last sale price of such Common Stock on The OTC Bulletin Board as of March 25, 2002.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 25, 2002, there were 14,493,423 shares of the Registrant's Common Stock, par value $0.01, issued and outstanding, excluding treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART IV

14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	40

PART I

ITEM 1. BUSINESS

INTRODUCTORY STATEMENT

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). FORWARD-LOOKING STATEMENTS ARE STATEMENTS OTHER THAN HISTORICAL INFORMATION OR STATEMENTS OF CURRENT CONDITION AND RELATE TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF NETLOJIX COMMUNICATIONS, INC. ("NETLOJIX"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF NETLOJIX'S STRATEGIES, PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS. SOME FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY USE OF SUCH TERMS AS "BELIEVES," "ANTICIPATES," "INTENDS" OR "EXPECTS." NETLOJIX'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. NETLOJIX UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE CAUTIONARY STATEMENTS MADE IN THIS ANNUAL REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS ANNUAL REPORT.

BACKGROUND

General

        NetLojix is a provider of network and hosting infrastructure, web application development and technology support services. We provide single-source enterprise-wide solutions integrating our complete portfolio of broadband connectivity, hosting, co-location, web application development, help desk services, system integration, maintenance and voice connectivity. Our network infrastructure and Internet hosting platform employ proprietary as well as existing technologies that enable our customers to outsource their eBusiness initiatives including hosting, co-location, transaction management, bandwidth, data storage, and security.

        Our support teams provide design, implementation and management of wide area networks (WANs), local area networks (LANs) and electronic commerce or eBusiness solutions, including frame relay, digital subscriber line (DSL), Internet-based virtual private networks (iVPN), as well as managed infrastructure services in our data center. We offer these services on a stand-alone basis or bundled as part of a total, enterprise-wide solution. We believe that businesses will continue to outsource more of their network infrastructure, systems, server management and system support to companies like NetLojix. Our strategy is to establish NetLojix as an industry leader of hosting and total network and technology management for the business market by providing a complete, enterprise-wide solution and positioning NetLojix as our customers' "Technology Partner".

History

        The company now known as NetLojix was incorporated on October 31, 1981. Prior to October 23, 1996, NetLojix conducted operations under the name "Hi, Tiger International, Inc." On October 23, 1996, Hi, Tiger International, Inc. acquired AvTel Holdings, Inc., a California corporation. We changed our name to "AvTel Communications, Inc." and changed our board of directors and executive management. As a result of the acquisition, we began to change our focus and direction. In the intervening years, we have developed a sales and operational strategy to position us as an eBusiness enabler providing advanced Internet, data and voice connectivity, technical support and application hosting services to the business market. To reflect these changes, we changed our name to NetLojix Communications, Inc. on September 15, 1999. We now categorize our sources of revenue into three areas: network connectivity, technical support and application development and hosting. We have made additional acquisitions and dispositions in each of these areas. These acquisitions are identified below:

Network Connectivity
  In November 1996, we acquired Silicon Beach Communications, Inc., a provider of Internet services application development and hosting services based in Santa Barbara, California.
  In February 1997, we acquired WestNet Communications, Inc., a Ventura, California Internet service provider. Following the completion of this acquisition, we began to integrate the customer bases, network facilities and other operations of Silicon Beach Communications and WestNet Communications in order to achieve efficiencies and economies of scale.
  On December 1, 1997, we acquired Matrix Telecom. At the time of the acquisition, Matrix Telecom was a provider of long distance telephone services to both business and residential customers. (See "Acquisition of Matrix Telecom", below). This acquisition provided us with certain carrier agreements, regulatory approvals, licenses, provisioning capabilities and an expanded customer base. Subsequent to the acquisition, we realigned Matrix Telecom to include only residential customers. On November 30, 1999, we sold Matrix Telecom representing our entire residential customer base. (See "Sale of Matrix Telecom", below).

Technical Support Services
  In November 1998, we acquired Remote Lojix/ PCSI, Inc., a privately held corporation based in NY, which provides system integration and local area network services to corporate customers primarily in the eastern United States. This acquisition provided us with the necessary sales, technical resources and service capabilities to initiate our strategy to provide technical support services to our existing and new customers.

  In August 2000, we acquired Smith Technology Solutions, Inc., a privately held corporation based in Northern California, which provides technical support services to corporate customers, primarily in California.
  In September 2000, we acquired CW Electronic Enterprises, Inc., a privately held corporation based in Chicago, which provides technical support services to corporate customers, primarily in Illinois.
  In September 2001, we sold a portion of the New York technical support services business (consisting of its New York City customer list and related customer contracts) to an unrelated third party. We retained all of our help desk customers and contracts, which we will focus on in the future.

Application Development and Hosting
  On September 25, 1998, we acquired Digital Media International, Inc., a privately held corporation based in Santa Barbara, California, which developed software for educational, entertainment and other applications. During 2000, we reduced our focus and capabilities in this area.

Acquisition of Matrix Telecom

        We acquired Matrix Telecom through a stock for stock exchange, which was completed on December 1, 1997. In exchange for 100% of the outstanding stock of Matrix Telecom, the Matrix Telecom shareholders received 9,582,000 shares of newly issued common shares of NetLojix, representing approximately 83.9% of the issued common stock of NetLojix. This acquisition was accounted for as a reverse acquisition with Matrix Telecom as the acquirer.

        In connection with the share exchange, the Matrix Telecom stockholders and NetLojix entered into a registration rights and lockup agreement dated December 1, 1997. Under the agreement, certain persons and entities who held an aggregate of 85.2% of the outstanding Matrix Telecom common stock agreed not to offer, pledge, sell, or otherwise dispose of any shares of NetLojix issued to them pursuant to the terms of the stock exchange agreement for a two-year period. The two-year period expired on December 1, 1999.

        Under the terms of the registration rights and lockup agreement, we are required to use our best efforts to file a shelf registration statement providing for the sale by such stockholders (and certain of their transferees) of all securities issued to them in connection with the stock exchange agreement, if requested by such stockholders. We must also use reasonable efforts to keep the shelf registration statement effective on a continuous basis until either (1) all of the shares of common stock are sold or (2) all of the shares of common stock could be sold in a single transaction pursuant to Rule 144 of the Securities Act of 1933. Stockholders representing at least 25% of these shares may also require us to undertake up to two additional demand registrations of their securities if the shelf registration is not in place. We must pay all costs and expenses of both shelf and demand registrations (excluding any underwriting discounts and fees of counsel) to the stockholders.

        As of March 25, 2002, no stockholders have requested NetLojix to file a shelf registration and consequently, the shares remain unregistered. NetLojix's obligations under the registration rights and lockup agreement relate to a total of 4,095,000 shares of NetLojix stock held by the following shareholders: Ronald L. Jensen (329,000 shares), Gladys Jensen (232,000 shares), James J. Jensen (100,000 shares), Jami J. Jensen (852,000 shares), Janet J. Jensen (262,000), Jeffrey J. Jensen (852,000 shares), Julie J. Jensen (852,000 shares), Jenesis Group (44,000 shares), The BELIEF Foundation (24,000 shares), The OUI Foundation (24,000 shares), The Chasdrew Foundation (24,000 shares), Anthony E. Papa (250,000 shares) and James P. Pisani (250,000 shares).

Sale of Matrix Telecom

        After the purchase of Matrix Telecom, we began to realign our business along customer-oriented business segments. The business customers that were acquired in the Matrix Telecom acquisition were moved to the business markets segment, which left Matrix Telecom focused almost exclusively on residential long distance customers.

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

        In August 1999 we decided to exit the residential long distance business. On November 30, 1999, we sold all of the stock of Matrix Telecom to Matrix Acquisition Holdings Corp., a wholly owned subsidiary of Platinum Equity Holdings, LLC. The transaction was completed under a Stock Purchase Agreement dated August 31, 1999, as amended

        The amount of the final purchase price is subject to adjustment based on finalization of a balance sheet for Matrix Telecom as of August 31, 1999 and agreement by both parties. We completed the balance sheet as required. We were subsequently notified by Platinum that it materially disagreed with the closing balance sheet that we prepared. We attempted to negotiate a settlement of the balance sheet items in disagreement, but were unsuccessful. To date, the buyer has resisted submitting the matter to an independent firm of accountants chosen by the parties for final resolution, as required by the contract. At this time, we believe that the ultimate resolution of the items in dispute will not materially affect the recorded gain.

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

        The sale of Matrix Telecom was the result of NetLojix's decision in August 1999 to exit the residential long distance business. Consequently, the residential long distance business has been reflected as a discontinued operation in the fiscal 2000 financial statements and all prior period amounts have been restated.

BUSINESS OF NETLOJIX

        We provide technology and network management services that enable businesses to effectively operate in the increasingly complex world of electronic commerce and communications. The services we provide include advanced Internet, data, and voice connectivity, technical support and application development and hosting services. We are a single-source provider of enterprise network solutions integrating our complete portfolio of broadband connectivity; applications development and hosting; and technical help desk, system integration and maintenance. Our support teams provide design, implementation and management of LAN, WAN and eBusiness solutions, including frame relay, DSL, iVPN, VOIP and Internet access. We offer these services on a stand-alone basis or bundled as part of a total solution.

Services

        We target the enterprise networking needs of corporate customers. Our objective is to become a leading single-source provider of technical support, application development and hosting and network connectivity. This includes Internet access, data transport and voice services; technical help desk services, systems integration, IT service and technical support; and web-centric application hosting. Through a value-added sales process, we design, install and manage our customers' networks. We also provide a host of additional value-added services assisting our customers to create enhanced intranet and extranet applications. We believe this strategy of focusing on the corporate customer for enterprise-wide network solutions offers significant opportunity. We are able to cross-market to our customer base a variety of traditional telecommunications products and services such as long distance telephone service, executive calling cards and video/audio conferencing as well as eBusiness and IT maintenance and support services.

        NetLojix is organized into three primary business segments: network connectivity, technical support services and application development and hosting (See "Segment Reporting", Notes to the Consolidated Financial Statements). The network connectivity segment, which accounted for 50.9% of NetLojix's revenue for the year ended December 31, 2001, includes traditional long distance services, calling card, dedicated voice and data access and numerous Internet service options. The technical support services segment accounted for 40.6% of NetLojix's revenues in 2001. This segment's services include flat-fee maintenance contracts, prepaid time block retainers, help desk management contracts, LAN installations, warranty repairs and a small amount of hardware sales. The final segment is applications development and hosting services, which contributed 8.5% of 2001 revenue. Its services include producing, designing, and programming creative multimedia applications that can be produced as a web application or a stand alone application as well as web hosting services.

        Strategy. The implementation of our strategy involves the marketing of products and services integrated into enterprise-wide network and technology solutions for business customers. These enterprise-wide solutions include network design, system integration and technical support, wide area network connectivity, voice connectivity, Internet access and Web development, hosting and co-location. NetLojix's sales and marketing activities result in monthly, recurring revenues from enterprise customers under term agreements. Our sales strategy includes in-house direct sales professionals and, on a limited basis, an agent program through which we distribute our services through value-added resellers ("VARs") of information technology products. We leverage the existing customer relationships of these VARs gaining more immediate access to a wider group of prospective customers and greater credibility in the sales process.

Customers

        Our customers are primarily owners of small to mid-size businesses (50-500 employees) and are located in many geographic regions of the United States. There are slight concentrations around NetLojix's offices in New York, Chicago, Fort Worth, Texas and California. For the twelve months ended December 31, 2001, one customer (SG Cowen Securities Corporation) in the Technical Support Services segment represented approximately 18.5% of our revenue.

Regulation

        The services, which NetLojix provides, either directly or through our subsidiaries, are subject to varying degrees of federal, state and local regulation. The Federal Communications Commission exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent that they involve the provision, origination or termination of jurisdictionally interstate or international communications. The state public service commissions retain jurisdiction over jurisdictionally intrastate communications. The Federal Communications Commission and relevant public service commissions have the authority to regulate interstate and intrastate rates, respectively, ownership of transmission facilities and the terms and conditions under which our services are provided.

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

Competition

        The telecommunications and information technology industries are highly competitive and affected by rapid regulatory and technological change. We do not believe that a significant number of other companies are providing the bundle of services for enterprise-wide network solutions or a comparable range of services integrating Internet, data and voice connectivity and technical support to businesses. However, we do face intense competition in each of our individual product and service offerings.

        Our network connectivity services offerings compete directly with traditional long distance carriers, facilities based carriers as well as Internet and web service providers. Our technical support services competes both directly and indirectly with IT consulting firms and computer equipment resellers.

        We believe that the principal competitive factors in our business include pricing, customer service, network quality, service offerings and the flexibility to adapt to changing market conditions. Our future success depends in part upon our ability to compete with national and local telecommunications providers, national and local Internet service providers, and small to large network services providers, many of which have considerably greater financial and other resources than we do.

Intellectual Property

        We use several unregistered trademarks in our marketing materials. These include NetLojix Communications™ , mPOP™ , Silicon Beach™ , WestNet Communications™ , Remote Lojix™ , Addictive Media™ , Digital Meteor™ , ShopLojix™ , SiteLojix™ HostCare™ , AppCare™ , SecureCare™ and StorageCare™ , which we have not sought to register. While these trademarks are important to our business, we do not believe that failure to register these trademarks poses any material risk of infringement on our rights to use such trademarks.

Employees

        As of March 25, 2002, NetLojix and our subsidiaries had 105 full-time employees. None of the employees are represented by unions. We supplement our work force from time to time with contractors, administrative personnel employed through agencies, and part-time employees. We believe that we have good relations with our employees.

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

We have experienced significant losses from operations in each of the last three years and we may continue to experience losses for the foreseeable future

        We have incurred significant losses from operations in each of the last three years and we may continue to lose money for the foreseeable future. We have not generated enough revenue to offset the substantial amounts that we have spent to grow our business.

We may need to raise additional capital

        Historically, cash flow from operations, secured borrowings, private placements and our equity line agreement with Cambois Finance, Inc. have been sufficient to meet working capital and capital expenditure requirements. Cambois Finance's obligations under the equity line agreement terminated with NetLojix's delisting from The Nasdaq SmallCap Market in June 2001. As a result, the equity line agreement terminated.

        We continue to take steps to conserve cash and reduce operating expenses. As a result of these cost control measures, we expect that operating cash flows coupled with our secured line of credit facility should be sufficient to meet our minimum working capital requirements into the foreseeable future. We are continuing to explore other possible sources of cash, including the possibility of a private equity placement. However, our current low stock price and the delisting from The Nasdaq SmallCap Market present substantial obstacles to additional private placements. It may be difficult or impossible for us to raise additional capital when we need it.

The stock price is volatile

        The trading volume of the common stock has been variable, but often low. As a result, relatively small trades may significantly affect the market price of the common stock. While the trading price of our common stock has been well under a dollar for more than a year, there have been significant changes in the price on a percentage basis. This volatility may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, announcements of potential acquisitions, changes in regulations, industry consolidation and mergers, conditions and trends in the market, adoption of new accounting standards affecting the industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of emerging growth companies like NetLojix. Many of these factors are beyond our control.

We expect to issue a total of 232,000 shares of common stock and warrants to purchase 200,000 shares of common stock at an exercise price of $8.00 per share during the second quarter of 2002 in settlement of a securities class action lawsuit brought in 1998. The 232,000 shares will be freely tradable, which may result in additional volatility in the market price of NetLojix's common stock.

We may not be able to compete successfully

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

        The technical support industry is characterized by numerous competitors offering one or more services that we provide. We compete with PC vendors and PC resellers for maintenance and extended warranty services and large IT consulting firms for our "help" desk and IT facilities management services. In addition, there are numerous small companies that compete effectively for technical support services within one or more industry specific niche markets or geographic areas. Certain competitors are substantially larger than we are and have greater financial, technical, service and marketing resources.

        We also compete with all Internet service providers that provide web hosting and design. Many of our competitors are substantially larger than we are and have substantially greater financial, infrastructure and personnel resources than we have. Furthermore, many of our competitors have well established and experienced marketing and sales capabilities and greater name recognition.

We must keep pace with technological change to remain competitive

        Our business is in a period of rapid technological evolution, marked by the introduction of competitive product and service offerings, such as the use of the Internet for international voice and data communications, the use of the web for business connectivity and rapidly changing commercial uses of the Internet. Our future success depends, in part, on our ability to use leading technologies effectively, to develop technological expertise, to enhance existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We are unable to predict which technological development will challenge its competitive position or the amount of expenditures that will be required to respond to a rapidly changing technological environment. If we fail to respond in a timely and effective manner to new and evolving technologies, it could have a negative impact on our operating results and financial condition.

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

Regulatory and legal uncertainties could harm our business

        Our business is subject to various federal, state and local laws, regulations, agency actions and court decisions, some of which impose prior certification, notification, registration and/or tariff requirements. NetLojix Telecom, a subsidiary of NetLojix, has Section 214 authority from the Federal Communications Commission and operating authority from 49 states. Certificates of authority can generally be conditioned, modified or revoked by state regulatory authorities for failure to comply with state laws and regulations. Fines and other penalties may be imposed. The loss of a certificate of authority or the imposition of fines or other penalties could have a material effect on our business, operating results and financial condition. In addition, future changes in any of these sources of regulation could have a material adverse effect on our business, operating results and financial condition.

Our executive officers, directors and existing stockholders will have the ability to exercise significant control

        Executive officers, directors and members of their families beneficially own, in the aggregate, approximately 40% of our outstanding common stock. In addition, as of January 31, 2002, an entity affiliated with one of our directors and his family has become NetLojix's secured lender. These stockholders will be able to exercise effective control over all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control, which could negatively affect the stock price.

Future sales of common stock may negatively affect our stock price

        If requested by certain shareholders, we are required to register for resale 4,095,000 shares of common stock that are held by executive officers and directors of NetLojix, members of their families and certain charitable foundations, pursuant to a registration rights and lockup agreement. The market price of our common stock could decline as a result of sales of a large number of shares of NetLojix common stock in the market, or the perception that such sales could occur. These sales might also make it more difficult for us to sell equity securities in the future at a time that we consider appropriate.

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

We may not be able to hire and retain qualified employees

        We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled personnel. Competition for qualified, high-level technology and telecommunications personnel is intense and there can be no assurance that we will be successful in attracting and retaining qualified personnel. The loss of the services of one or more of our key individuals, or failure to attract and retain other key personnel, could materially adversely affect our business, operating results and financial condition.

We have a new secured credit facility with a newly-formed lender

        On January 31, 2002, our secured credit facility with Coast Business Credit expired. We entered into a new secured credit facility with DTL One, LLC ("DTL"), a newly-formed entity owned by director Jeffrey J. Jensen. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." As of March 25, 2002, approximately $0.8 million is outstanding under the DTL credit facility, and approximately $1.0 million is available to be borrowed by NetLojix under the credit facility.

        DTL is not an established bank or other institutional lender. To NetLojix's knowledge, DTL is not regulated by state or federal banking regulators, and its financial statements are not a matter of public record. We believe that, to date, NetLojix is DTL's only borrower. Mr. Jensen, the sole owner of DTL, has represented that he will advance sufficient capital to DTL to enable it to honor its obligations under the credit facility, and he has provided NetLojix with evidence of his personal financial resources that would allow him to do so.

        NetLojix believes that DTL will meet its obligations under the credit facility in the event that NetLojix determines to draw additional funds. NetLojix also believes that the DTL credit facility is more favorable to NetLojix than the other alternatives that were available to NetLojix upon the expiration of the Coast facility. However, because DTL is not an established institutional lender, NetLojix has less of a track record upon which to predict DTL's performance. If DTL is unable or unwilling to honor a borrowing request in a timely fashion, our cash flow could be seriously impaired, and this would have a material adverse effect on our operations and financial condition.

We may not be able to successfully make acquisitions of other companies

        An important component of our past growth has been to develop our business through acquisitions. Given NetLojix's current cash position and low stock price, it will be very difficult for us to acquire new companies or businesses. So we are not likely to be able to continue to grow by acquisitions.

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

ITEM 2. PROPERTIES

        We do not own any real property. The table below sets forth certain information with respect to the material properties that we lease, including the executive offices in Santa Barbara, California. All of such properties consist of office space and data centers.

Location	Square feet	Expiration date (2)	Current monthly rent (1)
501 Bath Street Santa Barbara, CA	6,978	March 2003	$18,220
104 West Anapamu (3) Suites C, D, E & M Santa Barbara, CA	7,593	November 2006	$10,207
1024 Serpentine Lane Suite 107 Pleasanton, CA	2,862	July 2003	$5,358
70 West 36th St. Suite 605 New York, NY	2,400	December 2002	$5,000
519 W. Golf Road Arlington Heights, IL	5,850	October 2006	$4,101

Location	Square feet	Expiration date (2)	Current monthly rent (1)
7001 Grapevine Highway Suite 525 North Richland Hills, TX	3,183	May 2003	$3,643
203 N. Wabash Ave. Suite 902 Chicago, IL	577	September 2002	$1,026
1495 Palma Dr. Suite D Ventura, CA	1,000	May 2004	$600

(1)      All amounts shown are on a triple net basis.
(2)      Subject to certain renewal options held by NetLojix.
(3)      Expires as to the majority of the space in November 2006. Expires as to other portions of the space in April
           2002 and May 2005.

        We expect that our current facilities will be sufficient to meet our needs at least for the next twelve months and that additional facilities will be available at competitive rates as needed.

ITEM 3. LEGAL PROCEEDINGS

        We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

        As previously reported, NetLojix was a defendant in a class action under the federal securities laws (IN RE AVTEL SECURITIES LITIGATION, Case No. 98-9236) initiated in December 1998 in the United States District Court for the Central District of California.

        On October 4, 2000, NetLojix finalized an agreement with counsel for the plaintiff class to settle all outstanding claims under the class action lawsuit. This agreement received the preliminary approval of the court on November 8, 2000, and NetLojix thereafter paid $150,000 for administrative costs and other settlement implementation expenses. On May 29, 2001, the court entered its final order of dismissal and approval of the settlement. We expect to issue a total of 232,000 shares of common stock and warrants to purchase 200,000 shares of common stock at an exercise price of $8.00 per share during the second quarter of 2002 for distribution to the claimant class members, and payment of the plaintiffs attorneys' fees and litigation expenses.

        On July 25, 2000, DNS Communications, Inc. ("DNS") was served with a complaint filed in the state court for Harris County, Texas, entitled, Transnational Telesis, Inc. v. DNS Communications, Inc f/k/a Direct Network Services, Inc., Matrix Telecom, Inc. and Group Long Distance, Inc. DNS was formerly a subsidiary of Matrix Telecom and is currently a subsidiary of NetLojix. Matrix Telecom was formerly a subsidiary of NetLojix. DNS has assumed the defense of Matrix Telecom and agreed to indemnify it in connection with this complaint.

        The complaint alleges that DNS entered into a marketing agreement with Transnational Telesis pursuant to which DNS was to pay certain commissions to Transnational based on the telephone usage of customers obtained for DNS by Transnational. The complaint further alleges that DNS failed to make commission payments that were due. The complaint alleges causes of action for breach of contract, unjust enrichment, punitive damages and attorneys fees, based on the alleged failure to pay commissions, and seeks unspecified damages in excess of $10,000. The case is currently set for trial on April 1, 2002. DNS intends to defend this action vigorously.

        NetLojix is not aware of any proceedings against it contemplated by any governmental authority.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Since June 6, 2001, our common stock has been traded on The OTC Bulletin Board. Prior to that time NetLojix was traded on The Nasdaq SmallCap Market. Effective June 6, 2001, our common stock was delisted from The Nasdaq SmallCap Market for failure to meet the net tangible asset and $1.00 minimum bid price requirements. The trading symbol is "NETX." There is no established public trading market for NetLojix's preferred stock. The following table sets forth, for the indicated periods, high and low sales prices for NetLojix's common stock. Such information was provided by Nasdaq, various market makers and on-line quote reporting services. The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year ending December 31, 2000	High	Low
First Quarter	$8.50	$2.72
Second Quarter	$5.84	$1.88
Third Quarter	$3.38	$1.50
Fourth Quarter	$1.88	$0.13
Year ending December 31, 2001
First Quarter	$0.81	$0.13
Second Quarter	$0.47	$0.09
Third Quarter	$0.23	$0.10
Fourth Quarter	$0.30	$0.10

        The number of shareholders of record of NetLojix common stock as of March 1, 2002, was 564. At that date there were two record holders of NetLojix preferred stock.

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

ITEM 6. SELECTED FINANCIAL DATA

        For accounting purposes, the acquisition of Matrix Telecom on December 1, 1997 was treated as a reverse acquisition of NetLojix by Matrix Telecom. Accordingly, our results of operations reflect the operations of Matrix Telecom prior to December 1, 1997 and reflect the combined operations of NetLojix and Matrix Telecom subsequent to December 1, 1997. In August 1999, we decided to exit the residential long distance business. Consequently, the residential long-distance business has been reflected as a discontinued operation in the fiscal 2000 financial statements and all prior period amounts have been restated.

        The following selected operations data of NetLojix for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 and balance sheet data as of December 31, 2001, 2000, 1999, 1998, and 1997 have been derived from our (or Matrix Telecom's) audited financial statements. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

Statement of Operations Data:

Years Ended December 31,
	2001	2000	1999	1998 (2)	1997 (1)(2)
Revenues	$19,141,000	$20,703,000	$16,864,000	$9,888,000	$6,435,000
Operating income (loss)	(5,338,000)	(6,786,000)	(4,890,000)	(3,467,000)	(9,275,000)
Income (loss) from continuing operations	(5,315,000)	(6,923,000)	(4,947,000)	(3,271,000)	(9,213,000)
Income (loss) from discontinued operations	--	--	2,750,000	(2,531,000)	(979,000)
Net income (loss)	(5,315,000)	(6,923,000)	(2,198,000)	(5,802,000)	(10,192,000)

Loss per common share from continuing operations-basic and diluted	(0.36)	(0.51)	(0.49)	(0.35)	(1.11)
Income (loss) per common share from discontinued operations	--	--	0.26	(0.26)	(0.12)
Net loss per common share- basic and diluted	(0.36)	(0.51)	(0.23)	(0.61)	(1.23)

Balance Sheet Data:

As of December 31,

	2001	2000	1999	1998	1997
Working capital (deficit)	($2,688,000)	($3,830,000)	$647,000	$(2,084,000)	$5,571,000
Total assets	4,339,000	11,719,000	10,514,000	10,725,000	10,971,000
Long term borrowings	26,000	54,000	--	5,000	--
Stockholders' equity	(1,164,000)	4,149,000	6,299,000	4,510,000	7,809,000

Notes to Selected Financial Data
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in connection with the consolidated financial statements and the accompanying footnotes included later in this Form 10-K. This discussion includes "forward-looking" statements, which are based on current expectations and judgments of management, which involve risks and uncertainties. There are risks that what we expect may not happen in the future. Because of these risks and uncertainties, what happens in the future may be very different from what we contemplate in our forward-looking statements.

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

Technical Support Services

        Technical support services encompass a broad array of solutions including system integration, desktop and network support, asset management and help desk solutions aimed at keeping our customers' IT systems operational and their networks running smoothly. The IT support team is certified by over 40 hardware and software manufacturers. Service options within this segment include systems and network installations, flat-fee maintenance contracts, prepaid time block retainers, help desk management contracts, warranty repairs and a small amount of hardware sales.

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

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors and Audit Committee, we have identified three accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

        The first policy relates to revenue recognition. In most cases, we recognize revenue when the services are rendered. For prepaid maintenance contracts, we recognize revenue ratably over the service period. For contracts that contain customer acceptance provisions, we recognize revenue only after a customer has indicated acceptance.

        The second policy relates to accounts receivable. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of our customers, historical trends and other information.

        The third policy relates to depreciation of fixed assets. The purchase of equipment is capitalized based on its cost. We provide depreciation of fixed assets using the straight-line method over the equipments estimated useful life. We also exclude depreciation of equipment used in our data center from Cost of Sales.

Financial Information Presentation

        In August 1999, we decided to exit the residential long distance business and focus exclusively on business customers. As of August 1999 our Matrix Telecom subsidiary was engaged in the residential long distance telephone business and represented all of our business in this segment. Consequently, effective with the execution of a definitive agreement to sell all of the Matrix Telecom stock (the measurement date), the residential long distance operations of Matrix Telecom have been reflected as a discontinued operation in the fiscal 2000 consolidated financial statements. All prior year financial information has been restated to conform to the discontinued operations presentation.

        On November 30, 1999, we sold all of the stock of Matrix Telecom to Matrix Acquisition Holdings Corp., a wholly owned subsidiary of Platinum Equity Holdings, LLC, and recorded a gain of $5.8 million. The purchase price for the Matrix Telecom stock was valued at $6.1 million and consisted of four components. First, we received a credit against future charges incurred for long distance wholesale telephone traffic pursuant to our service contract with Matrix Telecom. We calculated the amount of this credit to be $0.6 million. Second, we eliminated $4.2 million in intercompany indebtedness owed to Matrix Telecom by NetLojix. Third, we retained federal income tax refunds paid to or due Matrix Telecom in the total amount of $1.2 million. Fourth, we were to receive a possible cash payment based upon Matrix Telecom's Internet service customer base. In addition, we received an indemnity from Platinum against certain claims or liabilities arising under NetLojix's secured credit facility with Coast Business Credit. NetLojix also was released by Coast Business Credit from any claims or liabilities relating to borrowings secured by the assets of Matrix Telecom.

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

        On August 29, 2000, we acquired Smith Technology Solutions, Inc. ("STS"), a privately held California corporation based in Pleasanton, California, in exchange for 250,000 shares of common stock and $150,000 in cash. On September 22, 2000, we acquired CW Electronic Enterprises, Inc. ("CWE²"), a privately held Illinois corporation based in Arlington Heights, Illinois, in exchange for 500,000 shares of common stock and $150,000 in cash. Both companies provide local and wide area network design, integration and web-site design and management for businesses. The acquisitions were accounted for as purchases and, consequently the results of operations of STS and CWE² are included in results of operations in the technical support segment since the date of the acquisitions.

        On September 30, 2001 we sold a portion of our New York technical support services business (consisting of our New York City customer list and related customer contracts) to an unrelated third party. We retained all of our help desk customers and contracts, which we will focus on in the future. The purchaser assumed responsibility for unused customer retainers and remaining terms on service agreements. We recorded a gain (net of costs) of $203,000 in connection with this sale. In addition, if the purchaser is able to renew retainers, service agreements or provide any additional services to the customers that were transferred, then it will pay us 5% of any such cash received prior to September 30, 2002. We have recorded $3,404 in such additional payments as of March 25, 2002

RESULTS OF OPERATIONS

Year Ended December 31, 2001 compared with Year Ended December 31, 2000

Revenues

        Revenues from operations decreased $1.6 million or 7.6% to $19.1 million for the year ended December 31, 2001 as compared to $20.7 million for 2000.

Network Connectivity Segment

        During 2001 we derived 50.9% of our revenues from network connectivity services versus 55.9% in 2000. Network connectivity services revenues, decreased $1.9 million to $9.8 million for the year ended December 31, 2001 from $11.6 million for the year ended December 31, 2000. Within the network connectivity services segment, data and voice services accounted for $1.1 million of the decrease with the balance of the decrease attributable to Internet services. Data and voice services revenues decreased 13.5% from the year 2000 primarily due to the loss of a large customer due to the disposition of that customer by its parent company. We believe that the downward competitive pressure on long distance rates will continue to adversely affect our revenues and gross margins for our traditional long distance products. Internet services revenues decreased $0.8 million or 20.7% to $2.8 million. The decrease is primarily due to a decrease in dial up connectivity accounts due to the competitiveness of the industry.

Technical Support Services Segment

        Technical support services revenues were $7.8 million for the year ended December 31, 2001, an increase of 19.3% or $1.3 million over the year ended December 31, 2000. Essentially all of the increase was due to the acquisition of CWE² and STS late in the third quarter of 2000. Revenue from help desk offerings increased, but that increase was offset by the reduction of revenue from the sale of a portion of the New York technical support services business (consisting of the New York City customer list and related customer contracts).

Application Development and Hosting Segment

        Application development and hosting services revenues decreased to $1.6 million for the year ended December 31, 2001 from $2.6 million for the year ended December 31, 2000, a 37.8% decrease. The decrease is primarily attributable to the downsizing of the application development group. We have made a strategic decision to focus our applications development efforts on e-commerce, web centric applications and managed web hosting. Generally, these are higher margin services. For the year ended December 31, 2001 hosting services revenues increased by $237,000, or 26.4% over the year ended December 31, 2000.

Gross Margin

        Gross margin from operations as a percentage of revenues increased to 40.5% for the year ended December 31, 2001 from 39.4% for the year ended December 31, 2000. Gross profit from operations decreased $0.4 million to $7.7 million for the year ended December 31, 2001 from $8.2 million for the year ended December 31, 2000, as a result in the reduction in revenues.

Network Connectivity Segment

        Network connectivity services gross margin as a percent of revenue increased to 35.1% for the year ended December 31, 2001 from 33.5% for the year ended December 31, 2000. The increase in gross margin was attributable primarily to our voice and data products. Within the network connectivity services segment, data and voice gross margins averaged 24.4% compared with 17% in 2000. The increase in gross margins was primarily due to a one-time adjustment to cost of goods sold due to resolution of the amount of Universal Service Fund liability in the first quarter of 2001.

        Gross margin for Internet services decreased to 60.5% during the year ended December 31, 2001 from 70% for the comparable period in 2000. The decrease from 2000 is primarily attributable to increased network costs relating to high-speed connectivity, increased costs relating to the opening of the New York, San Francisco, and Los Angeles points of presence and lower revenue with fixed connectivity costs.

Technical Support Services Segment

        Technical support services gross margin was 40.3% during the year ended December 31, 2001 compared to 39.0% for the comparable period in 2000. Gross margins in the technical service segment increased due to an increase in retail pricing along with a change of focus to our higher margin help desk solution.

Application Development and Hosting Segment

        Application development and web hosting gross margin was 73.4% during the year ended December 31, 2001 compared to 66.9% for the year ended December 31, 2000. The increase in gross margin is due primarily to a one-time adjustment following the resolution of a warranty liability for an application development project. The increase is also attributable to staff reductions in the application development area and the increase in web hosting revenue with costs that are principally fixed.

Selling, General, and Administrative Costs

        Selling, general, and administrative costs decreased $5.1 million to $7.3 million for the year ended December 31, 2001 from $12.4 million for the year ended December 31, 2000. As a percentage of revenues, selling, general and administrative costs decreased to 38.2% for the year ended December 31, 2001 from 60% for the year ended December 31, 2000. These decreases are primarily due to a cost reduction plan, which began in November 2000 and was fully implemented early in the second quarter of 2001.

        Of the decrease in selling, general and administrative expenses, $2.8 million is attributable to salary expense, which was the main focus of the cost reduction plan. Approximately $0.7 million of the decrease is due to decreased professional service fees, primarily due to the decline of legal fees associated with the class action lawsuit and regulatory registration. The remaining decrease is associated with the consolidation of office space and a streamlining of our business.

Depreciation and Amortization

        Depreciation and amortization increased $0.4 million to $1.6 million for the year ended December 31, 2001 from $1.2 million for the year ended December 31, 2000. The increase was primarily due to increased amortization and depreciation related to the purchase of STS and CWE² late in the third quarter of 2000. At December 31, 2001 and 2000, we determined that portions of our goodwill and other long-lived intangible assets were impaired and wrote off approximately $5.1 million and $0.3 million respectively.

Settlement Costs

        On October 4, 2000, NetLojix finalized an agreement with counsel for the plaintiff class to settle all outstanding claims under the federal securities class action lawsuit pending against NetLojix. During the last quarter of 2000 and the first quarter of 2001, NetLojix paid a total of $150,000 for administrative costs and other settlement implementation expenses.

        On May 29, 2001, the court entered its final order of dismissal and approval of the settlement. During the second quarter of 2002, we expect to issue for distribution to the claimant class members, and payment of the plaintiffs attorneys' fees and litigation expenses, a total of 232,000 shares of common stock and warrants to purchase 200,000 shares of NetLojix's common stock. During the three month period ended March 31, 2000, we recorded a charge against earnings of $998,000 and a liability relating to the expected settlement. This charge has been adjusted to reflect the market value of the stock and warrants on the date that the settlement became effective. This adjustment resulted in a credit to earnings in the second quarter of 2001 of $684,000.

Interest Expense

        At December 31, 2001, we had approximately $0.4 million in borrowings outstanding under our secured line of credit. During the year ended December 31, 2001 we averaged approximately $0.9 million in outstanding borrowings. Interest expense increased to $140,000 for the year ended December 31, 2001 from $104,000 for the year ended December 31, 2000, as a result of the higher level of average borrowings outstanding offsetting slightly lower rates.

Year Ended December 31, 2000 compared with Year Ended December 31, 1999

Revenues

        Revenues from continuing operations increased $3.8 million or 22.8% to $20.7 million for the year ended December 31, 2000 as compared to $16.9 million for 1999. Approximately $0.6 million of the increase is attributable to acquisitions that were completed in 2000. In March 2000 we acquired the assets of Flash Internet, Inc. and in August and September 2000 we acquired STS and CWE² respectively.

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

        Data and voice services revenue increased 26.1% in 2000 over 1999 as we significantly expanded its sales of dedicated connectivity services during 2000. The increase was attributable to an increase in billable revenue minutes to approximately 92 million minutes from 75.6 million minutes, a 22% increase. The increase in call traffic was partially offset by a decline in billing rates per minute. Our average rate per minute during 2000 was 5.8 cents compared to 8.31 cents per minute in 1999 or a 30% decline. The decrease in per minute rates is attributable to continued competitive pricing pressures within the telecommunications industry.

        Internet connectivity services revenues increased 10.8% to $3.6 million. Demand for Internet connectivity in the central California area continues to grow. The increase in revenues is attributable to broadband Internet access products, which include frame relay, cable, ISDN and DSL. We believe that while demand for broadband Internet access products will continue to be strong, there will be downward competitive pricing. We have upgraded our product offerings through partnerships and alliances with major vendors so that we can continue to increase our focus on broadband products.

Technical Support Services Segment

        Technical support services revenues were $6.5 million for the year ended December 31, 2000 compared to $5.3 million in 1999. Approximately $0.6 million of the increase was due to the acquisition of CWE² and STS late in the third quarter. The balance of the increase was due to increased revenues from the cross marketing of technical support services to network connectivity customers and increased sales of our help desk solution, including a fourth quarter sale to Black & Decker.

Application Development and Hosting Segment

        Application development and hosting segment revenues increased to $2.6 million for the year ended December 31, 2000 from $2.0 million for the year ended December 31, 1999. The $0.6 million increase is primarily attributable to a strategic decision to focus our applications development efforts on e-commerce, web centric applications and managed web hosting, which made up approximately 63% of our current period revenues. Generally, these services are higher margin services. We expect to increase our focus on web centric applications and an expanded portfolio of managed hosting services. In the fourth quarter, we initiated the expansion of our Santa Barbara data center to support its increased service offerings. During 1999, a high percentage of our applications development work was centered on CD-ROM based media, which we are no longer pursuing.

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

Application Development and Hosting Segment

        Application development and hosting gross margins were 66.9% during 2000 compared with 63.2% for 1999. The increase in gross margin is due primarily to increased emphasis on web hosting, e-commerce and web development solutions, which are higher margin products.

Selling, General, and Administrative Costs

        Selling, general, and administrative costs from continuing operations increased $1.1 million to $12.4 million for the year ended December 31, 2000 from $11.3 million for the year ended December 31, 1999. As a percentage of revenues, selling, general and administrative costs decreased to 60% for year ended December 31, 2000 from 67.3% for 1999.

        Of the increase in selling, general and administrative expenses, approximately $0.5 million of the increase, or nearly 50%, is attributable to the acquisitions of STS and CWE², which were completed late in 2000. Approximately $0.2 million is attributable to the non-cash expense associated with warrants issued to our investment banker for advisory services. Approximately $0.1 million of the increase is attributable to severance costs. In January 2000, we relocated our finance and accounting function to Santa Barbara and paid severance to employees that declined to relocate. The remaining increase in cost was associated with increased professional fees and costs related to expanding the sales force and related expenses including general office expense, rent, utilities and travel expenditures.

        In November 2000, we implemented a cost reduction plan in an effort to reduce operating expenses. This plan included a 19% reduction in staff along with a consolidation of office space and a streamlining of our business units.

Depreciation and Amortization

        Depreciation and amortization increased $0.2 million to $1.2 million for the year ended December 31, 2000 from $1.0 million for the year ended December 31, 1999. The increase was primarily due to increased amortization and depreciation related to the purchase of STS and CWE² late in the third quarter of 2000. At December 31, 2000, we determined that approximately $298,000 of our goodwill was impaired, and this amount has been written off.

Interest Expense

        At December 31, 2000 we had $1.2 million outstanding under our secured line of credit. For the twelve months ended December 31, 2000 we averaged approximately $0.6 million in outstanding borrowings.

LIQUIDITY AND CAPITAL RESOURCES

        For the year ended December 31, 2001, NetLojix reported a net loss from continuing operations of $5.3 million and net cash provided from operations of $0.8 million. As of December 31, 2001, NetLojix had cash and cash equivalents of $0.1 million and an outstanding indebtedness on its line of credit of $0.4 million. At that date, we had a working capital deficit of $2.7 million.

        On January 31, 2002, we repaid our secured credit facility with Coast Business Credit and entered into a new secured credit facility with DTL One, LLC ("DTL"), a newly formed entity affiliated with director Jeffrey J. Jensen. Under the DTL line of credit, we may borrow up to 80% of eligible receivables (as defined) up to a total amount of $2.0 million. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2%, with a minimum interest rate of 10%. Borrowings under the credit facility are secured by substantially all of our assets. The credit facility will mature on January 31, 2004. After January 31, 2003, DTL may terminate the line of credit without cause, upon six months notice. As of March 25, 2002, approximately $0.8 million is outstanding under the credit facility, and approximately $1.0 million of additional borrowing capacity is available under the formula described above.

        On April 23, 1999, we entered into an equity line agreement with Cambois Finance, Inc. Under the terms of the equity line agreement, we had the right to sell or put our common stock to Cambois Finance subject to the satisfaction of several conditions. Because of the low market price of our common stock, we had not utilized the equity line agreement since December 1999. Cambois Finance's obligations under the equity line agreement terminated with NetLojix's delisting from The Nasdaq SmallCap Market in June 2001. As a result, the equity line agreement is no longer available to us.

        Historically, our cash flow from operations, our secured borrowings, our equity line agreement with Cambois Finance, Inc. and occasional private placements of both common and preferred stock have been sufficient to meet working capital and capital expenditure requirements. However, as noted above, the equity line agreement with Cambois has been terminated.

        We believe that current market conditions are not conducive to raising additional equity capital at this time. We continue to take steps to conserve cash and reduce operating expenses. As a result of these cost control measures, we expect that operating cash flows coupled with the remaining availability under our secured line of credit facility should be sufficient to meet our minimum working capital requirements into the foreseeable future. We are also exploring other possible sources of cash including the possibility of a private equity placement. However, our current low stock price and the delisting from The Nasdaq SmallCap Market present substantial obstacles to a private placement.

        Additionally, an important component of our past growth has been to develop our business through acquisitions. In appropriate circumstances, we may use our capital stock for additional acquisitions in addition to debt and equity financing. However, our current low stock price and the delisting from The Nasdaq SmallCap Market again present substantial obstacles to such acquisitions.

INFLATION

        The relatively moderate rates of inflation over the past three years have had an insignificant effect on our net sales and our profitability.

RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142 "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets will no longer be amortized but will be subject to annual impairment tests. Other intangible assets with finite useful lives (such as our covenants not to compete) will continue to be amortized over their useful lives.

        We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. We do not expect any effect on our financial position or results of operations from the adoption of this statement.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. We do not expect any effect on our financial position or results of operations from the adoption of this statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our credit facility at December 31, 2001. A hypothetical increase of 100 basis points in interest rate (ten percent of our overall borrowing rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of NetLojix and supplementary data are included beginning immediately following the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        By unanimous written consent, effective November 12, 2001, the Board of Directors of NetLojix, upon recommendation of the Audit Committee of the Board of Directors, approved the dismissal of Ernst & Young LLP as independent auditors for NetLojix.

        The audit report of Ernst & Young LLP on NetLojix's consolidated financial statements as of and for the year ended December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles; however, the report was qualified as to our ability to continue as a going concern.

        In connection with the audits of NetLojix's consolidated financial statements for the fiscal year ended December 31, 2000, and the subsequent interim period preceding the dismissal, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the subject matter of the disagreements in connection with their report.

        Ernst & Young LLP furnished NetLojix with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of that letter, dated November 13, 2001, has been filed with the Commission by NetLojix.

        On November 12, 2001, NetLojix engaged Farber & Hass LLP, certified public accountants, as independent auditors for NetLojix for 2001. The engagement of Farber & Hass LLP was approved by unanimous written consent of the Board of Directors of NetLojix, upon recommendation of the Audit Committee of the Board of Directors.

        During the two fiscal years ended December 31, 2000, and the subsequent interim period preceding this engagement, neither NetLojix nor anyone acting on its behalf consulted Farber & Hass LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on NetLojix's financial statements; or any disagreement with, or reportable event relating to, Ernst & Young LLP.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        There are currently four members of our Board of Directors, and one vacancy. Information with respect to the existing directors is set forth below.

        Anthony E. Papa, age 39, has been the Chairman of the Board and Chief Executive Officer of NetLojix since October 1996. Mr. Papa was also President of NetLojix from October 1996 until February 1998. Prior to October 1996, Mr. Papa had served as President of ICS Communications, Inc., Richardson, Texas, a national provider of cable television, wireless paging, local and long distance telephone services from December 1992. Before joining ICS Communications, Mr. Papa served as general manager for Spectradyne, Inc., the largest provider of pay-per-view entertainment and interactive services to the hospitality industry. Mr. Papa is a director of ABC-Clio, Inc., an international publisher of historical reference materials for institutions of higher education. Mr. Papa received a B.S. in Management from Iona College, in New Rochelle, New York.

        James P. Pisani, age 37, has been the President of NetLojix since February 1998, and has served as Chief Operating Officer and Secretary of NetLojix since October 1996. From October 1996 to May 1999, Mr. Pisani was the Chief Financial Officer of NetLojix. Mr. Pisani also served as Chief Accounting Officer of NetLojix from October 1998 until May 3, 1999 From October 1996 to February 1998, Mr. Pisani was the Executive Vice President of NetLojix. Prior to October 1996, he served as Vice President of Sales and National Accounts for ICS Communications. While at ICS, Mr. Pisani was responsible for that firm's business-to-business and consumer sales activities. Mr. Pisani graduated from Princeton University in 1986, with a degree in Economics.

        Jeffrey J. Jensen, age 43, has been a director of NetLojix since January 1998. He has been the President of Specialized Association Services, Ltd., which provides marketing and administrative services to regional and national trade associations, for more than five years. Between 1996 and July 1998, Specialized Association Services was known as CORE Marketing, Inc. and provided direct mail and telemarketing facilities in addition to its other activities. Mr. Jensen has also been the President of United Group Service Centers, Inc., an employee leasing company, since January 2000, and prior to that was its Vice President for more than five years. Mr. Jensen is a director of RMH Teleservices, Inc. (Nasdaq: RMHT), a provider of outsourced customer relationship management. He also holds equity interests in several Internet and technology companies. Mr. Jensen received B.A. degrees in Economics and Philosophy from Cornell College, in Mount Vernon, Iowa and holds an M.S. in Information Systems from the University of Texas at Arlington.

        Anthony D. Martin, age 52, has been a director of NetLojix since April 1999. Mr. Martin was the President and Chief Operating Officer of PF.Net Communications, Inc., a facilities-based provider of high capacity fiber optic network and infrastructure and communications services, from March 2000 to December 2000. Mr. Martin was Managing Director of CrossHill Financial Group Inc., from March 1998 to April 2000. From January 1997 through July 1997, he served as President and CEO of Nexus Communications, Inc., a start-up company providing information services. From January 1994 to December 1996, he served as Vice President, Business Development of MCI Metro, MCI Telecommunications, Inc.'s local service initiative. Prior to that, he held several senior management positions at MCI, including Vice President, Access Services Project Management; Vice President, Systems Engineering and Support Operations; Vice President, Carrier Marketing and Alliances; Vice President, Finance Administration; and Vice President, Technical Planning. He received a B.S. from the United States Naval Academy and an M.B.A. from the University of Detroit.

Executive Officers

        Set forth below is information with respect to each executive officer of NetLojix, other than Messrs. Papa and Pisani. Information with respect to Messrs. Papa and Pisani is set forth above under "Directors."

        Matthew A. Blumenthal, age 31, has been Vice President Sales & Field Service of NetLojix since July 2000. From August 1999 to July 2000, Mr. Blumenthal served as Director of Alternate Channels and Regional Vice President of the Northeast Region for NetLojix. From December 1998 until May 1999, he was Northeast Director of Sales for NetLojix. Between May 1999 and August 1999, he was employed as the Vice President of Sales for CareerEngine Network, Inc. From August 1996 to November 1998, he was employed as Vice President of Sales by Remote Lojix/PCSI, Inc, which was acquired by NetLojix in November 1998. Mr. Blumenthal has a B.A. from Gettysburg College.

        Craig R. Clark, age 52, has been Vice President, Business Development of NetLojix since April 1999. He also served as the Interim Chief Financial Officer of NetLojix in December 2000. Mr. Clark served as a consultant to NetLojix from May 1998 until NetLojix employed him in April 1999. Mr. Clark has notified NetLojix of his resignation from all positions with NetLojix effective March 31, 2002. From March 1997 to May 1998 Mr. Clark was a self-employed financial consultant. From June 1994 to March 1997 Mr. Clark served as the Executive Vice President and Chief Financial Officer of Unison HealthCare Corporation ("Unison") and its predecessors. In May 1998 Unison filed for reorganization under Chapter 11 of the Bankruptcy Code. Mr. Clark, without admitting or denying the allegations, settled a civil action brought by the Securities and Exchange Commission (the "Commission") alleging that he violated certain federal securities laws in connection with Unison's September 30, 1996 quarterly report on Form 10Q. Pursuant to the settlement, Mr. Clark consented to the entry of an order enjoining him from future violations of securities laws and directing payment of a $15,000 penalty, and to an order under the Commission's Rules of Practice denying him the privilege of appearing or practicing before the Commission for three years. From 1972 to 1989 Mr. Clark was associated with Arthur Young & Company, most recently as a partner. Mr. Clark has a B.S.B.A. from Washington University in St. Louis, Missouri, and an M.B.A. from the University of California, Los Angeles.

        Gregory J. Wilson, age 35, has been Treasurer of NetLojix since March 2001. He has served as Controller and Chief Accounting Officer of NetLojix since January 2001, and prior to that he had served as Assistant Controller of NetLojix since January 2000. From January 1994 to January 2000, Mr. Wilson was the Accounting Manager for Imperial Credit Industries, Inc., a financial services holding company. Mr. Wilson received a B.S. and an M.B.A. from the California Polytechnic University, San Luis Obispo.

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

        During the year ended December 31, 2001, two directors and one officer failed to file a Form 5 on a timely basis. These forms, which reported only stock option grants, were filed approximately two weeks late. Based solely on a review of the copies of Section 16(a) forms furnished to NetLojix, and on written representations that no Forms 5 were required, NetLojix believes that during 2001 no officer, director or greater than ten-percent shareholder failed to file on a timely basis any report required under Section 16(a), except the following:

Name of Person	Number of Late Reports	Number of Transactions	Type of Report

Matthew A. Blumenthal	1	1	Form 5
Jeffrey J. Jensen	1	1	Form 5
Anthony D. Martin	1	1	Form 5

ITEM 11. EXECUTIVE COMPENSATION

        The following table summarizes all compensation for the fiscal year ended December 31, 2001 paid to NetLojix's Chief Executive Officer, the other executive officers of NetLojix who were serving as executive officers on December 31, 2001 and whose compensation exceeded $100,000 for such year, and one individual that ceased to be an executive officer during such fiscal year (the "Named Executive Officers"). Titles shown are those held by the Named Executive Officers at December 31, 2001, or, in the case of the individual that is no longer an executive officer, on the date he ceased to be an executive officer.

SUMMARY COMPENSATION TABLE
	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Restricted Stock Awards ($)	Securities Underlying Options (#)	All Other Compensation(1)
Anthony E. Papa Chairman and Chief Executive Officer	2001	$212,815(2)	$139,781(2)	$10,000 (3)	400,000	--
	2000	252,513	25,000 (4)	--	100,000	$5,250
	1999	237,187	25,000	--	100,000	5,000

James P. Pisani President, Chief Operating Officer and Secretary	2001	$205,864(5)	$139,781(5)	$10,000 (3)	400,000	--
	2000	229,558	25,000 (4)	--	100,000	$1,406
	1999	215,625	25,000	--	100,000	1,350

Matthew A. Blumenthal (6) Vice President Sales & Field Service	2001	$165,000	$17,614 (7)	--	100,000	--
	2000	110,422	75,359 (8)	--	145,000	$4,748
	1999	97,550	56,038 (7)	--	10,000	3,540

Craig R. Clark (9) Vice President, Business Development	2001	$150,000	$30,000 (10)	--	--	--
	2000	148,077	78,389 (10)	--	50,000	--
	1999	112,500	74,500 (10)	--	100,000	--

Joe Renteria, Jr. (11) Vice President, Information Services	2001	$90,865	$10,000	--	15,000	--
	2000	122,564	51,754	--	25,000	$4,569
	1999	117,559	50,000	--	5,000	3,460

(1)      Represents company contribution to defined contribution plan.
(2)      Reflects a voluntary reduction in 2001 salary made by Mr. Papa in the amount of $25,535. At the request of
           NetLojix, Mr. Papa also agreed to defer payment of $4,915 of his salary and the full amount of his bonus to 2002.
(3)      Represents the grant of 100,000 shares of restricted stock, less the amount actually paid for the shares.
           The value of the grant on December 31, 2001, was $16,000, based on the closing price of the common stock on the OTC Bulletin Board on that date.
(4)      Retention bonus paid in January 2000.
(5)      Reflects a voluntary reduction in 2001 salary made by Mr. Pisani in the amount of $27,661. At the request of
           NetLojix, Mr. Pisani also agreed to defer payment of $16,964 of his salary and the full amount of his bonus to
           2002.
(6)      Was employed by NetLojix for approximately nine months in 1999.
(7)      Consists of sales commissions paid.
(8)      Includes $55,071 of sales commissions paid.
(9)      Became employed by NetLojix on April 1, 1999 and has resigned effective March 31, 2002.
(10)    Includes special bonuses paid upon completion of acquisition or disposition transactions.
(11)    Mr. Renteria was employed by NetLojix for the entire year but ceased to be an executive officer on April 1, 2001.

        The following table summarizes all option grants to the Named Executive Officers during the year ended December 31, 2001. No stock appreciation rights were awarded during such year.

OPTION GRANTS IN LAST FISCAL YEAR

(Individual Grants)
Name	Number of Securities Underlying Options Granted (2)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term (1)
					0%	5%	10%
Anthony E. Papa	400,000	43.1%	$0.11	April 30, 2011	$0	$27,720	$70,400
James P. Pisani	400,000	43.1%	$0.11	April 30, 2011	$0	$27,720	$70,400
Matthew A. Blumenthal	100,000	10.8%	$0.14	August 8, 2011	$0	$8,820	$22,400
Joseph Renteria, Jr.	15,000	1.6%	$0.14	April 25, 2011	$0	$1,323	$3,360

  The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of options immediately prior to the expiration of their term, assuming (for illustrative purposes only) the specified compounded rates of appreciation of the price of the common stock over the term of the respective option. These amounts represent certain assumed rates of appreciation in the value of the common stock from the fair market value on the date of grant. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission. These assumed rates of appreciation do not represent NetLojix's estimate or projection of its future common stock prices. These numbers do not take into account provisions providing for the termination of the option following termination of employment, nontransferability or difference in vesting terms.

  Options vest in annual increments of 25% over the four years after the grant date.

The following table provides information with respect to the unexercised stock options held as of December 31, 2001, by the Named Executive Officers. None of the Named Executive Officers exercised stock options during the year ended December 31, 2001.

OPTION VALUES AT DECEMBER 31, 2001
Name	Number of Securities Underlying Unexercised Options at December 31, 2001		Value of Unexercised In-the-Money Options at December 31, 2001 (1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Anthony E. Papa	106,250	525,000	$0	$24,000
James P. Pisani	106,250	525,000	$0	$24,000
Matthew A. Blumenthal	42,917	212,083	$0	$3,000
Craig R. Clark (2)	62,500	87,500	$0	$0
Joseph Renteria, Jr.	23,750	41,250	$0	$450

(1)      The closing price of the common stock on the OTC Bulletin Board on December 31, 2001 was $0.17 per share.
(2)      Unless exercised, all of Mr. Clark's options will expire on June 29,2002.

Director Compensation

        Our policy is to pay each non-employee director a fee of $1,500 for each Board or committee meeting he attends; employee directors do not receive this fee. We reimburse directors' reasonable expenses in connection with attendance at board and committee meetings. Directors (including non-employee directors) are also eligible to receive grants of stock options and restricted stock under our 1997 Stock Incentive Plan and 1998 Stock Incentive Plan.

        During 2001, each of the incumbent directors received option grants under our 1998 Stock Incentive Plan. On August 8, 2001, directors Jeffrey J. Jensen and Anthony D. Martin received grants of 100,000 options each. The exercise price for these options is $0.14 per share. One-half of such options will become exercisable in August 2002, and the remainder will become exercisable in August 2003. Unless exercised, the options will expire in August 2006. Directors Anthony E. Papa and James P. Pisani, who are executive officers of NetLojix each received a grant of 400,000 options on April 30, 2001. See "Option Grants in Last Fiscal Year" above

Agreements with Executive Officers

        On September 10, 2001, NetLojix entered into an employment agreement with Anthony E. Papa, which provides that Mr. Papa will act as the Chief Executive Officer of NetLojix. The initial term of the agreement continues until April 1, 2004, but will be automatically extended for additional one-year periods unless NetLojix notifies Mr. Papa at least two years in advance of the expiration of the then-current term. Mr. Papa will receive a base salary of $248,500 per year, which will increase by a minimum of three percent during each year of the term. In addition to this base salary, Mr. Papa may be entitled to receive bonuses based on the financial performance of NetLojix and the accomplishment by NetLojix of other business objectives. Mr. Papa's bonus under this agreement with respect to 2001 was $139,781. Mr. Papa agreed to defer payment of the full amount of this bonus, as well as $4,915 of his salary, to 2002 pending completion of NetLojix's new secured credit facility. Mr. Papa also took a voluntary one-time compensation reduction for 2001 in the amount of $25,535.

        The agreement with Mr. Papa may be terminated by NetLojix either for cause or without cause. If NetLojix terminates the agreement without cause, it must continue to pay Mr. Papa his base salary for a period of 18 months after termination together with any bonuses relating to the year in which the termination takes place. Mr. Papa may terminate the agreement, without cause, upon 120 days notice to NetLojix; no payments by NetLojix are required in that event. If a Change in Control (as defined in the 1998 Stock Incentive Plan) of NetLojix occurs, Mr. Papa will have a limited right to terminate his employment without cause, and NetLojix will be required to pay him his base salary for a period of one year after termination together with any bonuses relating to the year in which the termination takes place.

        On September 10, 2001, NetLojix entered into an employment agreement with James P. Pisani which provides that Mr. Pisani will act as the President, Chief Operating Officer and Secretary of NetLojix. Except for his position and duties, and the performance criteria for the payment of bonuses, the agreement with Mr. Pisani is identical to the agreement with Mr. Papa. Mr. Pisani's bonus under this agreement with respect to 2001 was $139,781. Mr. Pisani agreed to defer payment of the full amount of this bonus, as well as $16,964 of his salary, to 2002 pending completion of NetLojix's new secured credit facility. Mr. Pisani also took a voluntary one-time compensation reduction for 2001 in the amount of $27,661.

        The employment agreements with Mr. Papa and Mr. Pisani were unanimously approved by the Compensation Committee of NetLojix's Board of Directors.

        On January 15, 2002, NetLojix entered into a separation agreement with Craig R. Clark. As a result of the agreement, Mr. Clark has resigned from all positions with NetLojix, with such resignation to become effective on March 31, 2002. Mr. Clark may provide consulting services to NetLojix after his resignation.

Compensation Committee Interlocks And Insider Participation

        During 2001, the Compensation Committee consisted of Mr. Jensen and Mr. Martin. None of such Compensation Committee members was or has been an officer or employee of NetLojix or any of its subsidiaries. Certain entities with which Mr. Jensen was affiliated received payments from NetLojix during 2001. See "Certain Relationships and Related Transactions."

        No executive officer of NetLojix served at any time during the year ended December 31, 2001 as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of NetLojix's Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth stock ownership information for (i) each person known to NetLojix to own beneficially more than five percent of the outstanding shares of NetLojix common stock (ii) each director of NetLojix, (iii) each of the Named Executive Officers, and (iv) the directors and executive officers as a group. The percentages of common stock beneficially owned are based upon 14,493,423 shares of the common stock outstanding as of March 25, 2002.

Name of Beneficial Owner	Amount Beneficially Owned	Percent Of Class (1)
5% Stockholders:
Jami J. Jensen(2) 1933 Swede Gulch Golden, CO 80120	851,738	5.9%
Julie J. Jensen(2) Box 540, Kenwood Station 5257 River Road Bethesda, MD 20816	851,738	5.9%
Directors and Executive Officers:
Anthony E. Papa(3)	1,139,213	7.7%
James P. Pisani(3)	1,132,813	7.7%
Jeffrey J. Jensen(2)(4)	901,738	6.2%
Craig R. Clark (5)	100,000	*
Matthew A. Blumenthal (6)	73,061	*
Joseph Renteria, Jr. (7)	72,358	*
Anthony D. Martin (3)	50,000	*
Gregory J. Wilson (8)	7,000	*
All directors and executive officers as a group (7 persons) (9) #9; #9;	825	22.2%

* Represents less than 1%.

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC"). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of NetLojix's common stock subject to options held by that person that are exercisable within sixty (60) days following March 25, 2002 are deemed outstanding. However, such shares of common stock are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, each person named in the table has sole voting and sole investment power with respect to the shares set forth opposite such person's name.

(2)

 Information is derived from a Schedule 13D filed with the SEC on December 11, 1997 (the "Schedule 13D"). The Schedule 13D notes that, because these stockholders agreed to certain restrictions contained in a Registration Rights and Lockup Agreement dated as of December 1, 1997, with other stockholders of NetLojix, such persons may be considered to be a "group" within the meaning of Section 13 of the Securities Exchange Act of 1934, as amended. However, the Schedule 13D states that each of such persons disclaims beneficial ownership of the shares held by any other person.

(3)

As to each of Mr. Papa and Mr. Pisani, includes 276,250 shares that may be acquired under options that were exercisable within 60 days of March 25, 2002. The address of these stockholders is c/o NetLojix Communications, Inc., 501 Bath Street, Santa Barbara, CA 93101.

(4)	Includes 50,000 shares that may be acquired under options that were exercisable within 60 days of March 25, 2002. Mr. Jensen's address is 6500 Belt Line Road, Suite 170, Irving, TX 76063.
(5)	Represents shares that may be acquired under options that were exercisable within 60 days of March 25, 2002.
(6)	Includes 50,417 shares that may be acquired under options that were exercisable within 60 days of March 25, 2002.
(7)	Includes 33,750 shares that may be acquired under options that were exercisable within 60 days of March 25, 2002.
(8)	Includes 2,000 shares owned by Mr. Wilson's spouse and 5,000 shares that may be acquired under options that were exercisable within 60 days of March 25, 2002.
(9)	Includes 807,917 shares that may be acquired under options that were exercisable within 60 days of March 25, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Long Distance Services. Director Jeffrey J. Jensen, his father, mother, adult siblings and related charitable foundations have significant ownership in companies to which NetLojix provides long distance and data network service. Services are provided pursuant to NetLojix's standard term agreements. Balances related to operating activities are settled monthly. We neither receive nor provide any benefits outside of a standard customer-supplier relationship. The total amount received by NetLojix pursuant to these agreements in 2001 was approximately $4,572,000.

        Credit Line with DTL One, LLC. On January 31, 2002, NetLojix's secured credit facility with Coast Business Credit expired, and NetLojix entered into a new secured credit facility with DTL One, LLC ("DTL"). DTL is owned and controlled by director Jeffrey J. Jensen. Under the DTL line of credit, NetLojix may borrow up to 80% of eligible receivables (as defined) up to a total amount of $2.0 million. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% with a minimum interest rate of 10%. Borrowings under the credit facility are secured by substantially all assets of NetLojix. As of March 25, 2002, approximately $0.8 million is outstanding under the credit facility, and approximately $1.0 million is available to be borrowed under the formula described above. The credit facility also prohibits the payment of dividends and limits the size of business acquisitions that we may make without the prior consent of DTL. NetLojix believes that the terms of the DTL line of credit are more favorable to NetLojix than those of any other credit facility available to NetLojix to replace the expiring Coast agreement.

        Clark Debt. In December 1998 and February 1999, NetLojix advanced Craig R. Clark, its Vice President, Business Development, a total of $69,000. This debt is due on demand by NetLojix, and bears interest at a floating rate equal to the bank prime rate plus 2%. The balance owing by Mr. Clark on this debt, including accrued interest, is currently $33,000. The largest balance owing during 2001 on this debt was $33,000. Separately, in November and December 2000, NetLojix advanced Mr. Clark a total of $40,000. The note representing this obligation is due on demand by NetLojix, and bears interest at a rate of 6.15% per annum. The balance owing by Mr. Clark on this debt, including accrued interest, is currently $42,000. All of these loan obligations are unsecured.

        Policy on Related Party Transactions. NetLojix's policy is to conduct an appropriate review of all related party transactions on an ongoing basis and to utilize the Audit Committee to review potential conflict of interest situations where appropriate.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)     The index to the financial statements and financial statement schedules filed as part of this report is set forth immediately following the signature page.

        (b)     During the quarter ending December 31, 2001, NetLojix filed one Current Report on Form 8-K. On November 15, 2001, NetLojix filed a Form 8-K (Items 4 and 7) reporting the dismissal of Ernst & Young LLP and the engagement of Farber & Hass LLP as the independent auditors for NetLojix.

        (c)     The index to the exhibits filed as part of this report is set forth immediately following the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

NETLOJIX COMMUNICATIONS, INC.

Dated: March 26, 2002	By /S/ ANTHONY E. PAPA
Anthony E. Papa,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of March 2002.

By /S/ ANTHONY E. PAPA
Anthony E. Papa,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By /S/ JAMES P. PISANI
James P. Pisani,
President and Chief Operating Officer

By /S/ GREGORY J. WILSON
Gregory J. Wilson,
Treasurer and Controller
(Principal Financial Officer and Principal Accounting Officer)

By /S/ JEFFREY J. JENSEN
Jeffrey J. Jensen
Director

By /S/ ANTHONY D. MARTIN
Anthony D. Martin
Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
of Netlojix Communications, Inc.:

We have audited the accompanying consolidated balance sheet of Netlojix Communications, Inc. (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Farber & Hass LLP
March 8, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
NetLojix Communications, Inc.

        We have audited the accompanying consolidated balance sheet of NetLojix Communications, Inc. as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended December 31, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedule of NetLojix Communications, Inc. for the year ended December 31, 1999, was audited by other auditors whose report dated February 18, 2000, except for as to Note 13, which is as of March 2, 2000, expressed an unqualified opinion on those statements.

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

/S/ ERNST & YOUNG LLP

Woodland Hills, California
March 28, 2001

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
NetLojix Communications, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of NetLojix Communications, Inc. (formerly AvTel Communications, Inc.) and subsidiaries, for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of NetLojix Communications, Inc. (formerly AvTel Communications, Inc.) and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/S/ KPMG, LLP

Dallas, Texas
February 18, 2000

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

	2001	2000
Assets
CURRENT ASSETS
Cash	$72,000	$184,000
Accounts receivable, net	1,878,000	2,289,000
Accounts receivable from related parties	561,000	832,000
Prepaid expenses and other current assets	278,000	381,000

Total current assets	2,789,000	3,686,000

Property and equipment, net	1,112,000	1,502,000
Goodwill, net	-	4,585,000
Customer bases acquired and other intangibles, net	365,000	1,860,000
Other assets	73,000	86,000

Total assets	$4,339,000	$11,719,000

Liabilities and Stockholders' Equity (Deficit)
CURRENT LIABILITIES
Revolving line of credit	$427,000	$1,178,000
Accounts payable and other accrued expenses	1,319,000	2,237,000
Accrued payroll related liabilities	633,000	453,000
Accrued network services costs	1,458,000	668,000
Litigation settlement liability	73,000	940,000
Sales and excise tax payable	276,000	338,000
Unearned revenue	906,000	1,160,000
Other current liabilities	385,000	542,000

Total current liabilities	5,477,000	7,516,000

Long-term obligations	26,000	54,000

Total liabilities	5,503,000	7,570,000

Commitments and contingencies (Notes 2, 9 and 12)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, authorized 1,000,000 shares, $0.01 par value
Series A convertible preferred stock, designated 250,000 shares, cumulative as to 8% dividends, 147,700 shares issued and
outstanding (Liquidation preference of $775,000 at December 31,
2001 and $728,000 at December 31, 2000 including dividends in arrears)	1,000	1,000
Common stock, authorized 40,000,000 shares at December 31, 2001 and 2000, respectively, $0.01 par value, issued 14,681,328 and
14,481,328 shares at December 31, 2001 and 2000, respectively	147,000	145,000
Deferred Compensation - restricted stock	(16,000)	-
Additional paid-in capital	28,468,000	28,452,000
Preferred dividends	(102,000)	(102,000)
Accumulated deficit	(29,660,000)	(24,345,000)
Treasury stock, $0.01 par value, 187,905 and 162,905 common shares at
December 31, 2001 and 2000, respectively	(2,000)	(2,000)

Total stockholders' equity (deficit)	(1,164,000)	4,149,000

Total liabilities and stockholders' equity (deficit)	$4,339,000	$11,719,000

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

SERVICE REVENUES
Unrelated parties	$15,315,000	$16,644,000	$12,122,000
Related parties - (note 7)	3,826,000	4,059,000	4,742,000

	19,141,000	20,703,000	16,864,000
COST OF SERVICE REVENUES
(exclusive of depreciation - note 1D)	11,396,000	12,542,000	9,383,000

GROSS MARGIN	7,745,000	8,161,000	7,481,000

OPERATING EXPENSES
Selling, general and administrative	7,310,000	12,419,000	11,349,000
Litigation settlement (recovery)	(684,000)	998,000	-
Gain on sale of contracts and customer List	(203,000)	-	-
Provision for intangible asset impairment	5,099,000	298,000	-
Depreciation and amortization	1,561,000	1,232,000	1,022,000

Total operating expenses	13,083,000	14,947,000	12,371,000

OPERATING LOSS	(5,338,000)	(6,786,000)	(4,890,000)

Interest expense	(140,000)	(104,000)	(80,000)
Other income (expense), net	163,000	(33,000)	23,000

Loss from continuing operations
before income taxes	(5,315,000)	(6,923,000)	(4,947,000)

Income tax	-	-	-

Loss from continuing operations	(5,315,000)	(6,923,000)	(4,947,000)

Discontinued operations
Loss from operations of discontinued
residential long distance business	-	-	(3,031,000)
Gain on disposition	-	-	5,780,000

Income (loss) from discontinued operations	-	-	2,749,000

NET LOSS	$(5,315,000)	$(6,923,000)	$(2,198,000)

Preferred dividends	-	47,000	304,000

Loss applicable to common shareholders	$(5,315,000)	$(6,970,000)	$(2,502,000)

Loss from continuing operations
per common share - basic and diluted	$(.36)	$(.51)	$(.49)

Income (loss) from discontinued operations
per common share - basic and diluted	-	-	.26

Net loss per common share - basic and diluted	$(.36)	$(.51)	$(.23)

Weighted average number of
common shares - basic and diluted	14,581,944	13,699,734	10,794,584

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

	Preferred Stock		Common Stock		Deffered Compensation	Additional Paid-In	(Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit)	Shares	Amount	Total
BALANCES,
December 31, 1998	148,000	$1,000	10,297,000	$103,000	-	$19,630,000	$(15,225,000)	-	$-	$4,509,000

Issuance of common stock for exercise
of options and restricted common stock	-	-	315,000	3,000	-	482,000	-	-	-	485,000
Stock compensation earned	-	-	-	-	-	561,000	-	-	-	561,000
Issuance of common stock per equity
line of credit	-	-	1,067,000	11,000	-	1,917,000	-	-	-	1,928,000
Purchase of treasury stock	-	-	-	-	-	(77,000)	-	(11,000)	-	(77,000)
Shares acquired in legal settlement	-	-	-	-	-	(430,000)	-	(176,000)	(2,000)	(432,000)
Cancelled put options	-	-	113,000	1,000	-	168,000	-	-	-	169,000
Retire treasury stock	-	-	(36,000)	-	-	-	-	36,000	-	-
Issuance of Series B preferred stock	1,500	-	3,000	-	-	1,408,000	-	-	-	1,408,000
Preferred stock dividends paid	-	-	-	-	-	-	(54,000)	-	-	(54,000)
Conversion of preferred stock	(1,500)	-	804,000	8,000	-	(8,000)	-	-	-	-
Net loss	-	-	-	-	-	-	(2,198,000)	-	-	(2,198,000)

BALANCES,
December 31, 1999	148,000	1,000	12,563,000	126,000	-	23,651,000	(17,477,000)	(151,000)	(2,000)	6,299,000

Issuance of common stock for exercise
of options	-	-	774,000	7,000	-	1,223,000	-	-	-	1,230,000
Sale of common stock	-	-	375,000	4,000	-	1,436,000	-	-	-	1,440,000
Stock compensation earned	-	-	-	-	-	27,000	-	-	-	27,000
Issuance of warrants for professional services	-	-	-	-	-	216,000	-	-	-	216,000
Purchase of treasury stock	-	-	-	-	-	(38,000)	-	(12,000)	-	(38,000)
Cancellation of common stock	-	-	(20,000)	-	-	-				-
Cancellation of note issued for common stock	-	-	(15,000)	-	-	30,000				30,000
Common stock issued in connection with acquisitions	-	-	805,000	8,000	-	1,907,000	-	-	-	1,915,000
Preferred stock dividends paid	-	-	-	-	-	-	(47,000)	-	-	(47,000)
Net loss	-	-	-	-	-	-	(6,923,000)	-	-	(6,923,000)

December 31, 2000	148,000	1,000	14,482,000	145,000	-	28,452,000	(24,447,000)	(163,000)	(2,000)	4,149,000

Issuance of restricted stock	-	-	200,000	2,000	(20,000)	20,000	-	-	-	2,000
Stock Compensation earned	-	-	-	-	4,000	-	-	-	-	4,000
Purchase of stock from 401k plan	-	-	-	-	-	(4,000)	-	(25,000)	-	(4,000)
Net loss	-	-	-	-	-	-	(5,315,000)	-	-	(5,315,000)

December 31, 2001	148,000	$1,000	14,682,000	$147,000	$(16,000)	$28,468,000	$(29,762,000)	(188,000)	$(2,000)	$(1,164,000)

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(5,315,000)	$(6,923,000)	$(4,947,000)
Adjustments to reconcile net loss from continuing operations to cash provided by (used by) continuing operating activities:
Depreciation and amortization	1,561,000	1,232,000	1,022,000
Loss on disposition of assets	-	-	10,000
Provision for intangible asset impairments	5,099,000	298,000	-
Provision for bad debts	119,000	551,000	296,000
Gain on sale of Contracts and Customer List	(203,000)	-	-
Cancellation of note issued for common stock	-	30,000	-
Issuance of warrants for professional services	-	216,000	-
Litigation settlement (recovery)	(684,000)	940,000	-
Stock compensation earned	4,000	27,000	156,000
Changes in operating assets and liabilities:
Accounts receivable	292,000	(163,000)	(1,473,000)
Due from affiliates	271,000	(116,000)	58,000
Federal and state income tax receivable	-	-	1,325,000
Other current assets	85,000	126,000	(642,000)
Litigation settlement liability	(183,000)	-	-
Accounts payable and accrued liabilities	(230,000)	376,000	(499,000)

Cash provided by (used by) continuing operating activities	816,000	(3,406,000)	(4,694,000)
Cash used by discontinued operating activities	-	-	(2,983,000)

Cash provided by (used by) operating activities	816,000	(3,406,000)	(7,677,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(149,000)	(849,000)	(370,000)
Additions to property and equipment - discontinued operations	-	-	(410,000)
Cash paid in acquisitions	-	(403,000)	-
Proceeds from sale of property and equipment	-	-	1,000
Proceeds from sale of property and equipment - discontinued operations	-	-	7,000

Cash used by investing activities	(149,000)	(1,252,000)	(772,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(18,000)	(45,000)	(46,000)
Principal payments on capital leases - discontinued operations	-	-	(21,000)
Issuance of common stock for exercise of options	-	1,230,000	485,000
Issuance of common stock on equity line of credit	-	-	1,928,000
Issuance of Series B preferred stock	-	-	1,408,000
Sale of common stock	-	1,440,000	-
Preferred stock dividend payments	-	(47,000)	(55,000)
Amount borrowed (paid) on line of credit, net	(751,000)	1,167,000	-
Amounts paid on long term borrowings	(6,000)	-	-
Borrowings on short-term note - discontinued operations	-	-	2,000,000
Borrowings on long-term note - discontinued operations	-	-	3,160,000
Borrowings on line of credit - discountinued operations	-	-	24,607,000
Amounts paid on line of credit - discontinued operations	-	-	(24,716,000)
Purchase of treasury stock	(4,000)	(38,000)	(77,000)

Cash provided by (used by) financing activities	(779,000)	3,707,000	8,673,000

Net increase (decrease) in cash and cash equivalents	(112,000)	(951,000)	224,000

Cash and cash equivalents at beginning of period	184,000	1,135,000	911,000

Cash and cash equivalents at end of period	$72,000	$184,000	$1,135,000

Cash paid (received) during the period:
Interest - continuing operations	$140,000	$103,781	$84,000
Interest - discontinued operations	-	-	309,000
Income taxes - continuing operations	-	-	(112,000)
Income taxes - discontinued operations	-	-	(1,163,000)

Noncash investing and financing activities:
Common stock issued for acquisitions	$-	$1,915,000	$-
Common shares acquired in legal settlement	-	-	(432,000)
Net liabilities relinquished in Matrix sale	-	-	5,780,000

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

(1)                Summary of Significant Accounting Policies

(A)               Business and Background

            NetLojix Communications, Inc. ("NetLojix or the Company") provides technology and network management services that enable businesses to effectively operate in the increasingly complex world of electronic commerce and communications.  The services we provide include advanced Internet, data, and voice connectivity, technical support and application development and hosting services.   We are a single-source provider of enterprise network solutions integrating our complete portfolio of broadband connectivity; applications development and hosting; and technical help desk, system integration and maintenance. Our support teams provide design, implementation and management of LAN, WAN and eBusiness solutions, including frame relay, DSL, iVPN, VOIP and Internet access.  We offer these services on a stand-alone basis or bundled as part of a total solution.

                On November 30, 1999, we sold our wholly owned subsidiary; Matrix Telecom, Inc. Matrix Telecom represented all of our residential long distance business.  As a result of our decision to exit the residential long distance business, our consolidated financial statements as of December 31, 1999, and for the year ended December 31, 1999 reflect our residential long distance business as a discontinued operation.

(B)                Principles of Consolidation

                The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(C)                Depreciation Excluded from Cost of Sales

                We have excluded $101,000 and $154,000 in depreciation from Cost of Sales for the years ended December 31, 2001 and 2000, respectively.  Such amounts are included in depreciation in the operating expense section of the Statement of Operations and represents depreciation of equipment used in our data center.

(D)                Accounts Receivable

                Accounts receivable are net of allowances for doubtful accounts and other provisions of $127,000 and $565,000 as of December 31, 2001 and 2000, respectively.  We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of its customers, historical trends and other information.

(E)                Revenue Recognition

                Revenues for long distance, frame relay, Internet, applications development and web hosting services are recognized as service is provided. Amounts paid in advance are recorded as unearned revenue and recognized as services are provided.  Within the Technical Support Services segment, we sell services under hourly service contracts (whether prepaid or billed in arrears), flat fee service contracts or prepaid maintenance contracts.  For prepaid maintenance contracts, we recognize revenue ratably over the service period.  A small number of our applications development contracts contain customer acceptance provisions.  In accordance with SAB 101, we recognize revenue on such contracts only after a customer has indicated acceptance or the customer acceptance period has lapsed.  For all other services, revenues are recognized when the services are rendered.

(F)                 Property and Equipment

                Property and equipment are recorded at cost. Maintenance and repairs are charged against income as incurred, while renewals and major replacements are capitalized. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in operations. We provide depreciation of fixed assets using the straight-line method over the following estimated useful lives of the respective assets.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

Computer equipment & software	2-5 years
Office furniture and equipment	1-7 years
Leasehold improvements	Lease term
Vehicles	3 years

(G)                Goodwill

                Goodwill represents the excess of purchase price over the fair value of net assets acquired in various acquisitions.  We assess the recoverability of our recorded goodwill by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future cash flows of the acquired businesses. At December 31, 2001, we calculated that our recorded goodwill on certain Technical Support Service acquisitions in the net amount of $4,248,000 would not be recovered on such a basis and was written off.

(H)                Customer Bases Acquired and Other Intangible Assets

                Customer Bases Acquired of $290,000 and $1,685,000 as of December 31, 2001 and 2000, respectively, is recorded net of accumulated amortization of $1,293,000 and $1,032,000, respectively. The customer bases acquired are recorded in other assets and are being amortized on a straight-line basis over five years.  We also have included in intangible assets the covenants-not-to-compete obtained in connection with two acquisitions in 2000, the balance of which at December 31, 2001 is $75,000, net of accumulated amortization of $125,000. These covenants-not-to-compete are being amortized on a straight-line basis over two years.

                We assess the recoverability of these intangible assets by comparing the recorded value to estimated undiscounted future cash flows from the use of the asset. The amount of impairment, if any, is measured based on the difference between the recorded net book value and the estimated fair value of the intangible assets.  At December 31, 2001, we calculated that our recorded Customer Bases on certain Technical Support Service acquisitions in the net amount of $851,000 would not be recovered on such a basis and was written off.

(I)                  Use of Estimates

                Management has made a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles.  Actual results could differ from those estimates.

(J)                  Concentrations of Credit Risk

                Our customers are primarily small to mid-size (50-500 employees) business owners and are not concentrated in any specific geographic region of the United States. There are slight concentrations around NetLojix's offices in New York, Chicago, Fort Worth, Texas and California.  We generally extend credit to our customers and accounts receivable are generally not collateralized. As of December 31, 2001, three customers comprise $1,343,000, or 55%, of the accounts receivable balance as listed below.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

SG Cowen Securities Corporation	$859,000
Excel Agent Services, LLC	246,000
Infosys Technologies Limited	238,000

$1,343,000

                In addition, SG Cowen Securities Corporation represents approximately 18.5% of the Company's revenues for the year ended December 31, 2001.

(K)                Financial Instruments

                Our financial instruments include cash, receivables, payables, and accrued expenses. The carrying amount of such financial instruments approximates fair value because of the short maturity of these instruments.

(L)                 Loss Per Share

                Basic and diluted loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. We have excluded all outstanding convertible preferred stock and outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share as such securities are antidilutive for all periods presented. Comprehensive loss for the years ended December 31, 2001, 2000 and 1999 is equal to net loss reported for such periods.

(M)              Reclassifications

                Certain reclassifications have been made to prior period amounts in order to conform to current year presentation.

(N)               Advertising Costs

                Costs incurred for producing and communicating advertising are expensed as incurred and are included in selling, general and administrative expenses. Consolidated advertising expense amounted to $62,000, $148,000 and $160,000 in 2001, 2000 and 1999, respectively

                (O)                Recently-issued accounting pronouncements

                In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and certain intangible assets will no longer be amortized but will be subject to annual impairment tests.  Other intangible assets with finite useful lives will continue to be amortized over their useful lives.

                In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations."  SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations.  Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. We do not expect any effect on our financial position or results of operations from the adoption of this statement.

                In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. We do not expect any effect on our financial position or results of operations from the adoption of this statement.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

(2)    Acquisitions and Dispositions

Matrix Telecom, Inc.

            On December 1, 1997, the Company and Matrix Telecom completed a share for share exchange of common stock (the "Share Exchange"). For accounting purposes, the Share Exchange was treated as a reverse acquisition by Matrix Telecom.  We were the legal acquirer and, accordingly, the Share Exchange was affected by the issuance of our common stock in exchange for all of the common stock then outstanding of Matrix Telecom. In addition, holders of outstanding Matrix Telecom stock options received non-qualified stock options.  Immediately after the Share Exchange the former shareholders of Matrix Telecom held approximately 84% of the then outstanding common stock.

            On November 30, 1999, we sold all of the stock of Matrix Telecom to Matrix Acquisition Holdings Corp., a wholly owned subsidiary of Platinum Equity Holdings, LLC. ("Platinum") and recorded a gain of $5,780,000. The purchase price for the Matrix Telecom stock was valued at  $6,052,000 and consisted of four components. First, we received a credit against future charges incurred for long distance wholesale telephone traffic pursuant to a telecommunications service contract with Matrix Telecom.  The amount of the credit was calculated to be approximately $614,000. Second, $4,190,000 in intercompany indebtedness owed to Matrix Telecom by the Company was eliminated or forgiven. Third, the federal income tax refunds paid to or due Matrix Telecom in the total amount of $1,248,000 were assigned to the Company. Fourth, we were to receive a possible future cash payment based upon Matrix Telecom's Internet service customer base. We have not received, and do not believe that we will receive any amounts based on Matrix Telecom's Internet services.  We also received an indemnity from Platinum against certain claims or liabilities arising under our secured credit facility with Coast Business Credit.  Coast Business Credit also released us from any claims or liabilities relating to borrowings secured by the assets of Matrix Telecom. The residential long distance operations of Matrix Telecom have been reflected as a discontinued operation.

            The final amount of the purchase price is subject to adjustment based on finalization of a balance sheet for Matrix Telecom as of August 31, 1999 and agreement by both parties. We have been notified by Platinum that it materially disagrees with the balance sheet of Matrix Telecom we prepared.  To date, we have attempted to resolve the matter, but the buyer has resisted submitting the matter to an independent firm of accountants chosen by the parties for final resolution, as required by the contract. Any adjustments in the purchase price would affect recorded gain.  At this time, we do not believe that the ultimate resolution of the items in dispute will materially affect the recorded gain.

Smith Technology Solutions, Inc.

            Effective August 2000, we acquired all the outstanding shares of Smith Technology Solutions, Inc. ("STS").  STS provides local and wide area network design, integration and support, and web-site design and management for businesses in California. We paid cash of $60,000 and issued 250,000 shares of our common stock valued at approximately $484,417 in exchange for all the outstanding shares of STS. We also paid $90,000 for a consulting agreement with an officer of STS.  In addition, we incurred acquisition related expenses of approximately $107,000.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

            The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.  The total purchase price was allocated to net tangible assets and liabilities of approximately $152,000 and intangible assets, including STS's customer base of $356,000, a covenant-not-to-compete of $100,000 and goodwill of $262,000. At December 31, 2001, we calculated that STS' recorded goodwill and customer base would not be recovered based on its estimated undiscounted future cash flows and was written off.  The covenant-not-to-compete is being amortized over its estimated useful life of two years.

CW Electronic Enterprises, Inc.

            Effective September 2000, we acquired all the outstanding shares of CW Electronic Enterprises, Inc. ("CWE²"). CWE² provides local and wide area network design, integration and support, and web site design and hosting management for mid-size businesses in the Midwest. We paid cash of $150,000 and issued 500,000 shares of its common stock valued at approximately $1,214,000 in exchange for all the outstanding shares of CWE². In addition we incurred acquisition related expenses of approximately $126,000.

            The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. We assumed net tangible liabilities of $293,000 and recorded intangible assets, including CWE²'s customer base of $756,000, a covenant-not-to-compete of $100,000 and goodwill of $921,000. At December 31, 2001, we calculated that CWE²'s recorded goodwill and customer base would not be recovered based on its estimated undiscounted future cash flows and was written off.  The covenant-not-to-compete is being amortized over its estimated useful life of two years.

Other

            During 2000, in separate transactions, we acquired the assets of two other companies. In these transactions, we issued 55,000 shares of our common stock and accounted for them using the purchase method. We recorded goodwill of approximately $219,000, which represented the excess of the purchase price over the fair value of the net identifiable assets acquired.  The goodwill was being amortized on a straight-line basis over fifteen years.  At December 31, 2000, we determined that the goodwill was impaired and the remaining balance of $187,000 was written off as of that date.  These acquisitions were not included in the pro forma table below because the results of operations presented would not have differed materially.

            On September 30, 2001 we sold a portion of our New York Technical Support Services business (consisting of its New York City customer list and related customer contracts) to an unrelated third party. We retained all of our help desk customers and contracts, which we will focus on in the future. The purchaser assumed responsibility for unused customer retainers and remaining terms on service agreements. We recorded a gain (net of costs) of $203,000 in connection with this sale. In addition, if the purchaser is able to renew retainers, service agreements or provide any additional services to the customers that were transferred, then they will pay us 5% of any such cash received prior to September 30, 2002.  We have recorded $3,404 in such additional payments as of March 25, 2002.  This disposition was not included in the pro forma table below because the results of operations presented would not have differed materially.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

            Unaudited pro forma results of operations of NetLojix as if the acquisitions of STS and CWE² had occurred as of the beginning of the year ended December 31, 2000, are set forth below:

Year ended December 31,
2000

Revenues	$ 23,296,000
Operating loss	(7,071,000)
Loss from continuing operations	(6,934,000)
Pro forma loss from continuing operations per common share	$ (.50)

            The pro forma financial information has been prepared for comparative purposes only and does not purport to indicate the results of operations that would have occurred had the acquisition been made at the beginning of the period indicated, or which may occur in the future.

(3)                 Discontinued Operations

            Selected financial information for the year ended December 31, 1999, for the discontinued residential long distance operations is as follows:

Year ended December 31,
1999
Revenues	$ 18,993,000
Costs and expenses	(22,024,000)

Loss before income tax benefit	(3,031,000)
Income tax benefit	-

Loss from operations of discontinued operations	$ (3,031,000)

(4)                 Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2001	2000
Computer equipment & software	$1,537,000	$2,109,000
Office furniture and equipment	277,000	454,000
Leasehold improvements	313,000	184,000
Vehicles	32,000	34,000

Total property and equipment	2,159,000	2,781,000
Accumulated depreciation and amortization	(1,047,000)	(1,279,000)

Property and equipment, net	$1,112,000	$1,502,000

            We recognized total depreciation expense of $540,000, $488,000, and $714,000 for 2001, 2000 and 1999, respectively.  Depreciation expense related to continuing operations was $540,000, $488,000, and $372,000 for the same periods.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

(5)                 Stockholders' Equity

            Issuance and Conversion of Preferred Stock

                The Series A Convertible Preferred Stock ("Series A Stock") is convertible, on a one-to-one basis, into shares of our common stock.

                On April 13, 1999, we sold 1,500 shares of our newly designated Series B Convertible Preferred Stock (the "Series B Stock") to three private investors for $1,500,000.  The Series B Convertible Preferred Stock was convertible into common stock at the option of the Series B investors at any time. The conversion price was the lesser of $6.875 or 89% of the closing bid price for our common stock at the time of conversion. All of the shares of the Series B Stock were converted into an aggregate of 804,000 shares of our common stock during 1999.

                We also issued the Series B investors warrants to purchase up to 20,000 shares of Common Stock at a price of $8.60 per share.  The warrants may be exercised beginning September 30, 1999, and expire on March 31, 2002.  During 1999, 9,000 of such warrants were cancelled.

                We paid Trinity Capital Advisors, Inc. $60,000 as compensation for financial advisory services in connection with the placement of the Series B Stock.

Equity Line Agreement

            On April 23, 1999, we entered into an equity line of credit agreement with Cambois Finance, Inc. ("Cambois"), through which we were entitled to sell or "put" our common stock to Cambois subject to the satisfaction of several conditions.  Cambois' obligations terminated with NetLojix's delisting from The Nasdaq SmallCap Market in June 2001.

            We issued 3,000 shares of our common stock to Trinity Capital Advisors, Inc. as compensation for financial advisory services in connection with the Cambois agreement.

Common Stock Transactions

            During February 1999 and January 2000 we purchased 11,000 and 12,000 shares of our common stock at average prices of $6.64 and $3.17, respectively, in the open market pursuant to our 1999 and 2000 GO Plans.  The GO Plans were established to provide our employees with cash bonuses for up to four years to promote longevity of employment.  For four consecutive years starting in February 2000 and January 2001, respectively, we were to sell 25% of the shares held under each GO Plan and distribute the proceeds as cash bonuses to the employees who were employed at both the date of the establishment of the respective GO Plans and at the date of distribution.  We determined that with the decreasing stock price there would be little to no value for the employees and therefore did not sell shares in 2001.

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

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

                On March 3, 2000, we raised net proceeds of $1,440,000 through a private placement of 375,000 shares of common stock at $4.00 per share. The purchaser was AMRO International, S.A., an entity organized under the laws of Panama. In connection with the placement, we also granted AMRO warrants to purchase up to 75,000 shares of our common stock at a price of $5.25 per share. These warrants expire March 1, 2003. A registration statement to register the public resale of these shares by AMRO was declared effective by the SEC on June 7, 2000.  On March 26, 2002, we amended the registration statement to remove these shares from registration.

                At the annual meeting held on May 25, 2000, the stockholders approved an amendment to the certificate of incorporation increasing the number of authorized shares of common stock from 20,000,000 shares to 40,000,000 shares.

                On April 30, 2001, we sold a total of 200,000 shares of our restricted stock to two of our officers and directors under our 1998 Stock Incentive Plan at a price of $.01 per share. These shares vest 30% at the end of each of the first two anniversary dates of their issuance and 40% on the third anniversary of their issuance. The difference between the purchase price and the fair market value of the stock at the time of grant is being amortized over the restriction period.  Each of the two individuals was also granted an option to purchase 400,000 shares of our common stock under the same plan with the same vesting schedule at an exercise price of $.11 per share. Also in April 2001, we granted to other employees, options to purchase 18,000 shares under the same plan at exercise prices of $.14 and $.17 per share. The options vest at the rate of 25% on each anniversary of issue.  In the third quarter of 2001 we issued options to two directors and one employee to purchase 100,000 shares of common stock each at $.14. The employee's options vest equally over 4 years and the directors' options vest equally over two years.  The above options were all issued at the fair market value of the stock at the date of grant.

            During December 2001, we repurchased 25,000 shares of our common stock from the NetLojix Communications, Inc. Employees' savings plan and Trust (the "401(k) Plan") at a price of $0.16 per share.  These were unallocated shares that had been part of the employer contribution to the 401(k) Plan and were repurchased as a result of our decision to remove stock ownership as an option under the 401(k) Plan.  At December 31, 2001 these shares are reflected in treasury stock on the Consolidated Balance Sheet.  These 25,000 shares were retired in the first quarter of 2002.

Issuance of Common Stock Warrants

            In January 2000, we retained Kaufman Bros., L.P ("Kaufman Bros.") to act as our financial advisor and investment banker.  As compensation for investment banking services, we agreed to pay $25,000 and issue 100,000 warrants expiring in January 2005 to purchase our common stock at an exercise price of $3.28. Using the Black-Scholes pricing model, the fair value of the warrants was estimated to be $216,000, which was recorded as an expense during the first quarter of 2000. In addition, we have agreed to compensate Kaufman Bros. for any financing or merger transactions facilitated by them in accordance with a specified fee schedule. The initial term of this agreement with Kaufman Bros. expired on August 31, 2000, and the agreement is automatically renewing on a monthly basis until terminated in writing by either the Company or Kaufman Bros. The agreement was in effect at December 31, 2001.

Preferred Stock Dividends

            As a result of issuance of the Series B preferred stock, we were required to account for the benefit of the conversion feature in a manner similar to a preferred stock dividend equal to the difference between the market price of our common stock at the date we committed to issue the Series B stock and the conversion price, times the number of common shares issuable upon conversion. The effect of these preferred stock dividends on loss per share was recognized ratably over the period to the earliest conversion date (90 days from date of issuance).  During 1999, we included preferred dividends related to the conversion feature on Series B stock of $256,593 in the calculation of loss per share.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

                On each of January 31, 1999, July 31, 1999, January 31, 2000 and July 31, 2000, we declared and paid in cash semi-annual dividends of $24,000 each to the holders of the Company's Series A convertible preferred stock.

                On September 30, 1999, we declared and paid in cash quarterly dividends of $7,000 to the holders of the Company's Series B preferred stock.

                Stock Option Grants

                NETLOJIX OPTIONS-Prior to the Share Exchange, we adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for stock option grants to officers and key employees.  The 1997 Plan authorizes grants of options to purchase up to 250,000 shares of authorized but unissued common stock and 125,000 shares of restricted common stock.

                 Stock options are to be granted with an exercise price greater than or equal to the stock's fair market value at the date of grant.  Options generally vest 25% after one year and 25% each year thereafter until fully vested.  Such options typically expire after ten years. As of December 31, 2001, options to purchase 58,000 shares had been exercised and options to purchase 112,000 shares were outstanding under the 1997 Plan.  In addition, 120,000 shares of restricted stock had been awarded under the 1997 Plan, all of which have vested in full.

                During 1998, we adopted the 1998 Stock Incentive Plan (the "1998 Plan"), which initially provided for the issuance of up to 1,500,000 shares of NetLojix common stock pursuant to stock options and issuances of restricted stock, as well as for the grant of stock appreciation rights. At our annual meeting on May 25, 2000, the stockholders approved an amendment to the 1998 Stock Incentive Plan increasing the number of shares authorized for issuance under the plan by 1,500,000 shares. All stock options granted have an exercise price greater than or equal to the stock's fair market value at the date of grant.  Options generally vest 25% after one year and 25% each year thereafter until fully vested.  Such options typically expire after ten years. As of December 31, 2001, options to purchase 75,000 shares had been exercised and options to purchase 2,597,000 shares were outstanding under the 1998 Plan.  Exercise prices range from $0.11 to $5.375 per share. In addition, 200,000 shares of restricted stock had been awarded under the 1998 Plan, none of which had vested.

                During 1999, we granted non-statutory stock options to three of its board members to purchase a total of 75,000 shares of our common stock at exercise prices ranging from $4.625 to $4.88 (average exercise price of $4.82 per share), which was equivalent to the fair market value of the stock at the respective dates of grant.  The stock options were granted pursuant to the 1998 Plan.  Two of the options were fully vested as of December 31, 2001.  The third option terminated when the recipient ceased to be a director of NetLojix.

                During 1999, we granted incentive stock options to four officers to purchase a total of 350,000 shares of our common stock at exercise prices ranging from $4.88 to $5.625 (average exercise price of $4.99 per share) which was equivalent to the fair market value of the stock at the respective dates of grant. The options vest at a rate of 25% per year over four years and were granted pursuant to the 1998 Plan.

                 We also granted in 1999 incentive stock options to various non-executive managers and employees to purchase a total of 100,000 shares of our common stock at exercise prices ranging from $1.875 to $4.15 (average exercise price of $3.51 per share) which was equivalent to the fair market value of the stock at date of grant.  The options vest at a rate of 25% per year over four years and were granted pursuant to the 1998 Plan.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

                In 2000, we granted 1,610,250 options to employees and directors. Of these, 310,500 were granted at exercise prices of $.25 to $.38, 195,000 were granted at exercise prices of $1.06 to $2.25, 999,750 were granted at exercise prices of $2.31 to $3.31 and 105,000 were granted at exercise prices of $3.91 to $5.38. All options granted in 2000 were pursuant to the 1998 Plan.

                During 2001, we granted incentive stock options to two executive officers to purchase a total of 800,000 shares of our common stock at an exercise price of $.11, which was equivalent to the fair market value of the stock at the date of grant. The options vest at a rate of 30% per year for the first two years and 40% at the end of the third year and were granted pursuant to the 1998 Plan.  We also granted incentive stock options under the 1998 Plan to other employees and officers to purchase a total of 130,000 shares of our common stock at exercise prices ranging from $.13 to $.41 (average exercise price of $.14 per share), which was equivalent to the fair market value of the stock at the date of grant. The options vest at a rate of 25% per year over four years.

                During 2001, we granted non-statutory stock options to two Directors to purchase a total of 200,000 shares of our common stock at an exercise price of $.14, which was equivalent to the fair market value of the stock at the date of grant. The options vest at a rate of 50% per year for two years and were granted pursuant to the 1998 Plan.

                We apply APB Opinion No. 25 in accounting for the 1997 Plan, 1998 Plan and the Matrix Telecom options discussed above; accordingly, no compensation cost has been recognized in the financial statements for stock options issued to employees.  For stock options granted to non-employees, we account for such options in accordance with the requirements of SFAS No. 123.  Had we determined compensation cost based on the fair value at the grant date for stock options issued to employees under SFAS No. 123, our financial statements would have reflected the following amounts:

	Year ended December 31,
	2001	2000	1999
Additional compensation expense	$750,000	$1,108,000	$621,000
Pro forma net loss from continuing operations	(6,065,000)	(8,031,000)	(5,569,000)
Pro forma net loss from continuing operations loss per common share	(.42)	(.60)	(.54)

            Pro forma compensation cost for 2001, 2000 and 1999 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 150%, 75% and 50%, respectively; risk-free interest rate of 5.0% for 2001 and 6.0% for 2000 and 1999; expected life of 8.5, 7.0 and 10.0 years, respectively; and no expected dividend yield for any year.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

OPTIONS SUMMARY-Stock option activity is as follows:

		Weighted Average
		Exercise	Grant-date
	Options	Price	Fair Value
Outstanding as of January 1,1999	2,319,000	$ 2.45
Granted	553,000	4.55	$ 3.02
Expired	(11,000)	2.40
Canceled	(516,000)	3.21
Exercised	(295,000)	1.63

Outstanding as of December 31, 1999	2,050,000	2.94
Granted	1,610,000	2.58	1.77
Expired	0	0
Canceled	(962,000)	4.00
Exercised	(774,000)	1.50

Outstanding as of December 31, 2000	1,924,000	3.07
Granted	1,127,000.12		.12
Expired	0	0
Canceled	(320,000)	2.36
Exercised	0	0

Outstanding as of December 31,2001	2,731,000	1.94

             Total expense recorded for stock based awards during 2001, 2000 and 1999 was $4,000, $27,000 and $561,000, respectively.  Total expense associated with continuing operations for stock based awards was $4,000, $27,000 and  $157,000 for the same respective periods.

            The following table summarizes certain information about our stock options at December 31, 2001.

Options Outstanding			Options Exercisable

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price
$ .11 -.25	1,346,000	8.60 years	$.14	55,000	$ .25
1.19 - 2.24	191,000	7.64 years	1.93	73,000	2.00
2.31 - 3.30	668,000	8.10 years	3.19	254,000	3.19
3.90 - 5.38	512,000	6.91 years	4.79	272,000	4.72
8.00 - 12.00	14,000	4.63 years	10.73	14,000	10.73
	2,731,000	8.07 years	1.94	668,000	3.60

            At December 31, 2001, we had reserved a total of 3,305,000 shares for issuance upon conversion of outstanding preferred stock, and exercise of options and warrants.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

(6)                 Federal and State Income Taxes

            Income tax benefit differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss from continuing operations before income taxes as a result of the following:

	Year ended December 31,
	2001	2000	1999
Computed "expected" tax benefit	$(4,595,000)	$(2,204,000)	$(1,682,000)
State and local taxes, net of federal income tax effect	(30,000)	(189,000)	(183,000)
Other permanent items	(17,000)	(138,000)	(145,000)
Losses not providing tax benefit	4,642,000	2,247,000	2,047,000
Other	-	284,000	(37,000)
	$-	$-	$-

            Deferred income taxes as of December 31, 2001, 2000 and 1999, reflect the impact of temporary differences between financial statement carrying amounts and tax bases of assets and liabilities.  The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the net deferred tax assets at December 31, 2001, 2000 and 1999 are presented below:

	December 31,
	2001	2000	1999
Deferred tax assets:
Net operating loss carryforwards	$ 5,586,000	$ 5,322,000	$ 3,919,000
Compensation related items	552,000	397,000	416,000
Contingent liabilities and other	255,000	395,000	450,000

Gross deferred tax asset	6,393,000	6,114,000	4,785,000
Less valuation allowance	(6,393,000)	(5,436,000)	(4,428,000)

Deferred tax asset	-	678,000	357,000

Deferred tax liabilities:
Customer base intangible	-	(614,000)	(343,000)
Covenant not to compete	-	(64,000)	-
Other	-	-	(14,000)

Deferred tax liabilities	-	(678,000)	(357,000)

Net deferred tax asset	$ -	$ -	$ -

            The valuation allowance for deferred tax assets increased by $ 957,000, $1,008,000, and $1,010,130 during 2001, 2000 and 1999, respectively.

            At December 31, 2001, we have net operating loss carryforwards for federal tax purposes of approximately $13,747,000, which are available on a limited basis to offset future federal taxable income, if any, through 2020.  A portion of these net-operating losses may be subject to annual limitations as imposed by Internal Revenue Code Section 382. The valuation allowance recorded in connection with the reverse acquisition of AvTel by Matrix Telecom and the acquisition of Remote Lojix, STS and CWE² was approximately $3,450,000.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

(7)                 Related Party Transactions

                We have had transactions in the normal course of business with various companies who are related to our shareholders.  We provide long distance and data network service to a number of such related companies. Balances related to operating activities are settled monthly.  The natures of the relationships that generate the revenues are effectively the same as all other customer relationships held by the Company. The agreements are standard term agreements.  We neither receive nor provide any benefit outside of a standard customer-supplier relationship.

                In July 1998, we purchased notes receivable from certain officers of the company related to the purchase of shares from one of our significant shareholders at a discount. At January 1, 2000, the total amount owing by one officer under this note was $91,844.  At that time, the note was secured by 30,000 shares of common stock owned by the officer and bore an interest rate of 6% per annum. In February 2000, the officer paid the note down to a balance of $62,750 and the security for the note was reduced to 15,000 shares of our common stock. In December 2000, the parties reduced the amount of the note to $6,563.  The officer then paid this remaining amount through the cancellation of 15,000 of his shares of our common stock.

(8)                 Loss Per Common Share

                Loss per common share is computed as follows:

Loss from continuing operations per share -
	Year ended December 31,
	2001	2000	1999
Numerator:
Net loss	$(5,315,000)	$(6,923,000)	$(4,947,000)
Preferred dividends	-	(47,000)	(304,000)

Loss applicable to common shareholders	$(5,315,000)	$(6,970,000)	$(5,251,000)

Denominator:
Weighted average number of common shares used in basic and diluted loss per common share	14,581,944	13,699,734	10,794,584

Basic and diluted loss from continuing operations per common share	$(.36)	$(.51)	$(.49)

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

Net loss per share -
	2001	2000	1999
Numerator:
Net loss	$(5,315,000)	$(6,923,000)	$(2,198,000)
Preferred dividends	-	47,000	304,000

Loss applicable to common shareholders	$(5,315,000)	$(6,970,000)	$(2,502,000)

Denominator:
Weighted average number of common shares used in basic and diluted loss per common share	14,581,944	13,699,734	10,794,584

Basic and diluted net loss per common share	$(.36)	$(.51)	$(.23)

                There are 3,065,000, 2,137,000, and 2,050,000 potential common shares excluded from the diluted loss per common share calculation for 2001, 2000 and 1999, respectively, because the effect is determined to be antidilutive.

(9)                 Commitments

                We lease office space and various equipment under operating leases, which expire in various years through 2006.  In the normal course of business, operating leases are generally renewed or replaced by other leases. Total rental expense was $742,000 in 2001, $614,000 in 2000, and $829,000 in 1999. Rental expense associated with continuing operations was $742,000, $614,000, and $652,000, in the same respective periods. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001 are: $641,000; 2002 - $319,000; 2003 - $227,000; 2004 - $155,000; 2005 - and $116,000; 2006.

                In January 2000, we entered into a negotiated contractual agreement for switching and transmission facilities committing ourselves to $720,000 minimum usage through January 2003 with $240,000 remaining as of December 31,2001. We also signed an additional agreement with another supplier in March 2000 for switching and transmission facilities committing ourselves to $5,250,000 minimum usage for the life of the contract through March 2002.  Based on the Company's rate of usage to date, we expect to meet the minimum usage requirement within the life of the contract.

(10)              Lines of Credit

                On January 31, 2002, we repaid our secured credit facility with Coast Business Credit ("CBC") and entered into a new secured credit facility with DTL One, LLC ("DTL").  DTL is owned and controlled by director Jeffrey J. Jensen.  Under the DTL line of credit, we may borrow up to 80% of eligible receivables (as defined) up to a total amount of $2.0 million.  Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% with a minimum interest rate of 10%. Borrowings under the credit facility are secured by substantially all of our assets. As of March 25, 2002, approximately $.8 million is outstanding under the credit facility, and approximately $1.0 million is available to be borrowed under the formula described above.  The credit facility also prohibits the payment of dividends and limits the size of business acquisitions that we can make without the prior consent of DTL.  The DTL line differs from the CBC line on the following points: (1) the DTL credit line has a minimum interest rate 100 basis points higher than the CBC line; (2) unlike the CBC line, which had no maximum interest rate, the DTL credit line has a maximum interest rate equal to the greater of 10% or 5% in excess of the advance rate used by the Federal Reserve Bank of San Francisco; (3) The DTL credit line has a maximum borrowing amount that is $1 million lower than the CBC line; and (4) the DTL credit line allows NetLojix to borrow amount up to 80% of eligible receivables as compared with 70% under the CBC line.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

                During 2000, we acquired STS subject to STS's line of credit with an outstanding balance of $91,000 at the date of acquisition. This line, which was secured by all the assets of STS, was repaid in full in early January 2001. Also, in 2000, we acquired CWE² subject to CWE²'s line of credit with a balance of $250,000 at the date of acquisition. This line is secured by all the assets of CWE². In December 2000 this amount was converted to a term note with payments over two years with interest at the lenders base rate plus .5%, or 6.5% at December 31, 2001.  The balance of the note was $104,000 at December 31, 2001.

(11)              Segment Reporting

                The primary business segments are Network Connectivity, Technical Support Services and Application Development and Hosting. All of our services are targeted toward corporate companies within the United States.  Parent company costs are allocated to each segment based on revenue.  However, extraordinary items are not allocated.

                The Network Connectivity segment includes services that are point-to-point connections of voice or data traffic.  We provide traditional long distance services, calling card, dedicated voice and data access and numerous Internet service options.  Telecommunications product offerings include dedicated or leased lines, switched long distance, frame relay, calling cards, and "1-800" services.  Internet product offerings within the network connectivity segment include dial-up access, DSL, ISDN and dedicated access.  This segment includes the Internet connectivity portion of our Southern California based ISP.

                The Technical Support Services segment encompasses a broad array of technical support services and solutions including system integration, desktop and network support, asset management and help desk solutions. Services include flat-fee maintenance contracts, prepaid time block retainers, help desk management contracts, LAN installations, warranty repairs and a small amount of hardware sales.

                The Applications Development and Hosting services segment includes producing, designing, and programming creative multimedia applications that can be produced as a web application or a stand alone application and hosting including shared, dedicated, co-location and managed services.

                We measure our performance based on revenues, gross margin, net income or loss and earnings before interest, taxes, depreciation and amortization ("EBITDA").  EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income or cash flows from operations, as a measure of performance.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

The results by segment for the years ended December 31, 2001, 2000 and 1999 are as follows:

	2001

	Network Connectivity Services	Technical Support Services	Applications Development and Web Hosting	Total
Revenues	$9,741,000	7,773,000	1,627,000	19,141,000
Gross margin	3,417,000	3,134,000	1,194,000	7,745,000
Selling, general & administration	2,937,000	3,553,000	820,000	7,310,000
Depreciation & amortization	554,000	924,000	83,000	1,561,000
Interest expense	78,000	62,000	-	140,000
Other (income) expense	(246,000)	80,000	3,000	(163,000)
Sale of New York Technical Support Services Assets	-	203,000	-	203,000
Provision for asset impairment	-	(5,099,000)	-	(5,099,000)
Corporate litigation settlement adjustment	-	-	-	684,000
Net income (loss)	$94,000	(6,381,000)	288,000	(5,315,000)

EBITDA	$726,000	(5,395,000)	371,000	(3,754,000)

Total assets	$2,366,000	1,488,000	485,000	4,339,000

	2000

	Network Connectivity Services	Technical Support Services	Applications Development and Web Hosting	Total

Revenues	$11,569,000	6,517,000	2,617,000	20,703,000
Gross margin	3,873,000	2,538,000	1,750,000	8,161,000
Selling, general & administration	7,118,000	3,797,000	1,504,000	12,419,000
Depreciation & amortization	610,000	494,000	128,000	1,232,000
Interest expense	78,000	26,000	-	104,000
Other (income) expense	14,000	14,000	5,000	33,000
Provision for asset impairment	-	-	(298,000)	(298,000)
Corporate litigation settlement	-	-	-	(998,000)
Net income (loss)	$(3,947,000)	(1,793,000)	(185,000)	(6,923,000)

EBITDA	$(3,260,000)	(1,273,000)	242,000	(5,289,000)

Total assets	$3,815,000	7,567,000	337,000	11,719,000

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

	1999

	Network Connectivity Services	Technical Support Services	Applications Development and Web Hosting	Total
Revenues	$9,572,000	5,265,000	2,027,000	16,864,000
Gross margin	4,305,000	1,895,000	1,281,000	7,481,000
Selling, general & administration	5,822,000	4,149,000	1,378,000	11,349,000
Depreciation & amortization	425,000	500,000	97,000	1,022,000
Interest expense	26,000	52,000	2,000	81,000
Other (income) expense	-	(19,000)	(4,000)	(23,000)
Discontinued operations	-	-	-	2,749,000
Net income (loss)	$(1,968,000)	(2,787,000)	(192,000)	(2,198,000)

EBITDA	$(1,517,000)	(2,235,000)	(93,000)	(1,096,000)

Total assets	$4,730,000	5,128,000	656,000	10,514,000

Within the three business segments there are multiple types of revenue which are stated separately below:

	For the year ended December 31,
	2001	2000	1999
Network Connectivity Services
Data & Voice Services	6,859,000	7,926,000	6,284,000
Internet Services	2,882,000	3,643,000	3,288,000
Technical Support Services
Technical Support Services	7,639,000	6,133,000	5,179,000
Hardware	134,000	384,000	86,000
Applications Development and Web Hosting
Applications Development	495,000	1,675,000	1,260,000
Web Hosting	1,132,000	942,000	767,000

	19,141,000	20,703,000	16,864,000

(12)              Contingencies

                We were defendants in a class action lawsuit under the federal securities laws filed in the United States District Court of the Central District of California.  This litigation alleged securities fraud as it relates to an unusual upsurge in the Company's stock price and trading volume on November 12, 1998 when trading in our stock was halted by Nasdaq. On October 4, 2000, we finalized an agreement with counsel for the plaintiff class to settle all outstanding claims under the class action lawsuit. This agreement received the preliminary approval of the court on November 8, 2000, and we thereafter paid $150,000 (including $30,000 in 2000 and $120,000 in 2001) for administrative costs and other settlement implementation expenses. On May 29, 2001 the court entered its final order of dismissal and approval of the settlement.  During the second quarter of 2002, we expect to issue for distribution to the claimant class members, and payment of the plaintiffs attorneys' fees and litigation expenses, a total of 232,000 shares of common stock and warrants to purchase 200,000 shares of NetLojix's common stock at an exercise price of $8.00 per share with a term of 2 years.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

                During 2000, we recorded a charge against earnings of $998,000 and a liability relating to the expected settlement.  This liability has been adjusted to the current market value of the stock and warrants on the date that the settlement became effective. This resulted in credit to earnings in the second quarter of 2001 of $684,000.

                In connection with the sale in November 1999 of Matrix Telecom (a former subsidiary of NetLojix), the final amount of the purchase price is subject to adjustment based on finalization of a balance sheet for Matrix Telecom as of August 31, 1999 and agreement by both parties. The purchaser notified us on December 16, 1999 that the purchaser materially disagreed with the balance sheet of Matrix Telecom that we prepared.  To date, we have attempted to resolve the matter, but the purchaser has resisted submitting the matter to an independent firm of accountants chosen by the parties for final resolution, as required by the contract. Any adjustments in the purchase price would affect the purchase price and the recorded gain.  If the dispute is determined in the purchaser's favor, we could be required to repay some of the purchase price to the purchaser in cash.  At this time, we do not believe that the ultimate resolution of the items in dispute will materially affect the recorded gain.

                In connection with our 1998 acquisition of Remote Lojix/PCSI, Inc. ("Remote Lojix"), we may be liable for certain obligations to third parties incurred by Remote Lojix and its prior affiliates outstanding at the time of our purchase of Remote Lojix. We have accrued $482,000 in connection with these possible liabilities. However our ultimate liability may exceed that amount.

                We presently have other contingent liabilities relating to various other matters related to the conduct of its business.  On the basis of information furnished by counsel and others, management believes that the resolution of these contingencies will not materially affect the financial condition or results of operations.

(13)              Employee Benefit plan

                We maintain a 401k plan for the benefit of all full time employees over the age of 21 with 3 months of service. Employees may make voluntary contributions to the Plan subject to the contribution restrictions of ERISA. Vesting for employer contributions is on a proportionate schedule after 2 to 5 years of service. We may make elective matching contributions. During the Plan year ended December 31, 2001, we made no elective matching contribution. Plan expenses incurred by the Company totaled $15,000, $25,000 and $14,000 during 2001, 2000 and 1999, respectively.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

(14)              Quarterly Financial Data (unaudited)

                The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000.

	Quarter Ended
2001	March 31,	June 30,	September, 30	December 31,
Net Revenues	$5,197,000	$4,951,000	$4,768,000	$4,225,000
Gross margin	2,171,000	1,972,000	1,940,000	1,662,000
Net gain (loss)	(413,000)	262,000	(138,000)	(5,026,000)	(A)

Diluted gain (loss) per share	$(.03)	$.02	$(.01)	$(.34)

	Quarter Ended
2000	March 31,	June 30,	September, 30	December 31,
Net Revenues	$5,304,000	$5,295,000	$4,940,000	$5,164,000
Gross margin	2,172,000	2,173,000	2,057,000	1,759,000
Net loss	(2,511,000)	(981,000)	(1,095,000)	(2,336,000)

Diluted loss per share	$(.20)	$(.07)	$(.08)	$(.16)

(A)  In the quarter ended December 31, 2001 we expensed customer lists and goodwill in the amount of $5,099,000.

NETLOJIX COMMUNICATIONS, INC., AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Balance at beginning of period	Additions		Deductions		Acquisition	Balance at end of period
Allowance for doubtful accounts and other provisions - years ended:
December 31, 2001	$ 565,000	$ 393,000	(a)	$830,000	(b)	$ --	$ 128,000

December 31, 2000	290,000	551,000	(a)	317,000	(b)	41,000 (d)	565,000

December 31, 1999	249,000	296,000	(a)	255,000	(b)	--	290,000

Valuation allowance for deferred tax asset:
December 31, 2001	$5,436,000	$ 682,000	(c)	$ --		$ --	$6,118,000

December 31, 2000	4,428,000	1,008,000	(c)	--		--	5,436,000

December 31, 1999	3,418,000	1,010,000	(c)	--		--	4,428,000

(a) Charged to selling, general and administration expense.
(b) Amounts written off.
(c) Recognized as a component of deferred tax assets.
(d) Allowance for receivables of acquired companies.

S-1

INDEX TO EXHIBITS

Number	Exhibit
2.1

Stock Exchange Agreement, dated as of April 29, 1997, by and between the Registrant and Matrix Telecom, Inc. (Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated April 30, 1997, File No. 0-27580).

2.2

Amendment to Stock Exchange Agreement, dated as of August 25, 1997, by and between the Registrant and Matrix Telecom, Inc. (Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated August 25, 1997).

2.3

Agreement and Plan of Merger, dated as of October 3, 1997, between NetLojix Communications, Inc., a Delaware corporation and NetLojix Communications, Inc., a Utah corporation. (Incorporated by reference to Exhibit 2.7 to Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1997).

2.4

Stock Purchase Agreement dated August 31, 1999, among AvTel Communications, Inc., Matrix Telecom, Inc. and Energy TRACS Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated September 8, 1999).

2.5

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

10.5

Triple Net Real Property Lease (Multi-Tenant Building) dated as of February 16, 1998, by and between Bath Street Partners, a California limited partnership and the Registrant. (Incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-27580).

10.6

Amended Loan and Security Agreement dated as of May 30, 2000, among NetLojix Communications, Inc, Remote Lojix/PCSI, Inc., NetLojix Telecom, Inc. and Coast Business Credit. (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-27580).

10.7

Stock Purchase Warrants granted by Registrant to Kaufman Bros., L.P. as of January 10, 2000. (Incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-27580).

10.8

Common Stock and Warrants Purchase Agreement dated as of March 2, 2000, between Registrant and AMRO International, S.A. (Incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-27580).

10.9

Registration Rights Agreement dated as of March 2, 2000, between Registrant and AMRO International, S.A. (Incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-27580).

10.10

Stock Purchase Warrants granted by Registrant to AMRO International, S.A. as of March 3, 2000. (Incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-27580).

10.11

Stipulation of Settlement dated as of October 4, 2000, among the Registrant and the representative plaintiffs in the securities class action pending in the United States District Court for the Central District of California (IN RE AVTEL SECURITIES LITIGATION, Case No. 98-9236). (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-27580).

10.12

Second Amended and Restated Promissory Note dated December 12, 2000 between the Registrant and Joseph Renteria, Jr. and related Stock Pledge Agreement dated February 29, 2000 between the Registrant and Joseph Renteria, Jr.  (Incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-27580).

10.13

Promissory Note dated December 2, 1998, of Craig R. Clark to the Registrant, and Promissory Note dated November 17, 2000, of Craig R. Clark to the Registrant. (Incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-27580).

10.14

Assignment and Assumption Agreement dated as of September 28, 2001, among the Registrant, Remote Lojix/PCSI, Inc. and Laser Printer Care Company, Ltd.  (Incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-27580).

10.15

Employment Agreement dated as of September 10, 2001, between the Registrant and Anthony E. Papa. (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-27580).

10.16

Employment Agreement dated as of September 10, 2001, between the Registrant and James P. Pisani.  (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-27580).

10.17

Amendment dated as of September 13, 2001, between the Registrant and Coast Business Credit. (Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-27580).

10.18

Loan and Security Agreement dated as of January 31, 2002, among NetLojix Communications, Inc, Remote Lojix/PCSI, Inc., NetLojix Telecom, Inc., Westnet Communications, Inc., CW Electronic Enterprises, Inc., Smith Technology Solutions, Inc. and DTL One, LLC.

21	List of Subsidiaries
23.1	Consent of Farber & Hass LLP, Independent Auditors
23.2	Consent of Ernst & Young LLP, Independent Auditors
23.3	Consent of KPMG LLP, Independent Auditors