Form 10QSB
period 2002-03-31
NETLOJIX COMMUNICATIONS INC
filed 2002-05-14
CIK 1005974

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

---------
FORM 10-QSB
---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

(805) 884-6300
(ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 13, 2002, there were 14,493,423 shares of the Registrant's Common Stock, par value $0.01 per share, issued and outstanding, excluding treasury stock.

Transitional Small Business Disclosure Format (check one):
Yes [_] No [X]

NETLOJIX COMMUNICATIONS, INC.
QUARTER ENDED March 31, 2002

TABLE OF CONTENTS

		PAGE
		----
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheet as of March 31, 2002	3

	Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows for Three Month Periods Ended March 31, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

Signature Page		15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
March 31,
2002

Assets
CURRENT ASSETS
Cash	$100,000
Accounts receivable, net	1,060,000
Accounts receivable from related parties	767,000
Prepaid expenses and other current assets	382,000

Total current assets	2,309,000

Property and equipment, net	1,003,000
Customer bases acquired and other intangibles, net	340,000
Other assets	58,000

Total assets	$3,710,000

Liabilities and Stockholders' Equity
CURRENT LIABILITIES
Revolving line of credit	$800,000
Accounts payable and other accrued expenses	1,122,000
Accrued payroll related liabilities	769,000
Accrued network services costs	759,000
Litigation settlement liability	73,000
Sales and excise tax payable	62,000
Unearned revenue	869,000
Other current liabilities	550,000

Total current liabilities	5,004,000

Long term obligations	22,000

Total liabilities	5,026,000

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, authorized 1,000,000 shares, $0.01 par value
Series A convertible preferred stock, designated 250,000 shares, cumulative as to 8% dividends, 147,700 shares issued and
outstanding. (Liquidation preference of $799,000 at March 31, 2002
including dividends in arrears.)	1,000

Common stock, authorized 40,000,000 shares, $0.01 par value,
issued 14,656,328 shares at March 31, 2002.	147,000
Deferred Compensation - restricted stock	(14,000)
Additional paid in capital	28,468,000
Preferred dividends	(102,000)
Accumulated deficit	(29,814,000)
Treasury stock, $0.01 par value, 162,905 shares at March 31, 2002	(2,000)

Total stockholders' equity	(1,316,000)

Total liabilities and stockholders' equity	$3,710,000

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months
	Ended March 31,
	2002	2001

SERVICE REVENUES
Unrelated parties	$2,889,000	4,303,000
Related parties - (note 6)	1,032,000	894,000

TOTAL SERVICE REVENUES	3,921,000	5,197,000

COST OF SERVICE REVENUES
(exclusive of depreciation - note 8)	2,290,000	3,026,000

GROSS MARGIN	1,631,000	2,171,000

OPERATING EXPENSES
Selling, general and administrative	1,597,000	2,171,000
Depreciation and amortization	154,000	379,000

Total operating expenses	1,751,000	2,550,000

OPERATING (LOSS)	(120,000)	(379,000)

Interest expense	(21,000)	(51,000)
Other income (expense), net	(12,000)	17,000

(Loss) from operations
before income taxes	(153,000)	(413,000)

Income tax benefit	-	-

NET (LOSS)	$(153,000)	(413,000)

Preferred dividends	-	-

Loss applicable to common shareholders	$(153,000)	(413,000)

Net (loss) per common share - basic and diluted	$(0.01)	(0.03)

Weighted average number of
common shares - basic & diluted	14,656,328	14,481,328

See accompanying Notes

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unadudited)
	Three months
	Ended March 31,

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(153,000)	$(413,000)
Adjustments to reconcile net loss from continuing operations to cash provided by (used by) continuing operating activities:
Depreciation and amortization	154,000	379,000
Provision for bad debts	70,000	143,000
Stock compensation earned	2,000	-
Changes in certain operating assets and liabilities:
Accounts receivable	748,000	(323,000)
Due from affiliates	(206,000)	233,000
Other current assets	(92,000)	23,000
Litigation settlement liability	-	133,000
Accounts payable and accrued liabilities	(841,000)	(384,000)

Cash provided by (used by) operating activities	(318,000)	(209,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(18,000)	(75,000)

Cash used by investing activities	(18,000)	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(4,000)	(5,000)
Amount borrowed (paid) on line of credit, net	373,000	155,000
Amounts paid on long term borrowings	(5,000)	(1,000)

Cash provided by (used by) financing activities	364,000	149,000

Net increase (decrease) in cash and cash equivalents	28,000	(135,000)

Cash at beginning of period	72,000	184,000

Cash at end of period	$100,000	$49,000

Cash paid during the period:
Interest	$21,000	$51,000

Non cash investing and financing activities:
None	$-	$-

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2002 and 2001

(1) Basis of Presentation

    The unaudited condensed consolidated financial statements of NetLojix Communications, Inc. and Subsidiaries (the "Company" or "NetLojix") as of March 31, 2002 and 2001 and for the three month periods then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in NetLojix's Form 10-K for the year ended December 31, 2001. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

(2) Acquisitions and Dispositions

    On September 30, 2001 we sold a portion of our New York technical support services business (consisting of our New York City customer list and related customer contracts) to an unrelated third party. We retained all of our help desk customers and contracts, which we will focus on in the future. The purchaser assumed responsibility for unused customer retainers and remaining terms on service agreements. We recorded a gain (net of costs) of $203,000 in connection with this sale. In addition, if the purchaser is able to renew retainers, service agreements or provide any additional services to the customers that were transferred, then it will pay us 5% of any such cash received prior to September 30, 2002. We have recorded $3,918 in such additional payments as of May 13, 2002.

(3) Net Loss Per Common Share

    Net Loss per common share for the three-month periods ended March 31, 2002 and 2001 are as follows:

	Three Months Ended March 31,
Net Loss per share:	2002	2001

Numerator:
Net Loss	$153,000	413,000
Preferred dividends	-	-

Net Loss applicable to common stockholders	$153,000	413,000

Denominator:
Weighted average number of common shares used in basic and diluted Net Loss per common share	14,656,328	14,481,328

Basic and diluted net Loss per common share	$0.01	0.03

    As of March 31, 2002 and 2001, common stock equivalent shares such as employee stock options have been excluded from the computation of diluted weighted average shares, as the effect would be antidilutive. Comprehensive loss for the periods ended March 31, 2002 and 2001 is equal to net loss reported for such periods.

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

    In connection with the sale in November 1999 of Matrix Telecom (a former subsidiary of NetLojix) to Platinum Equity Holdings LLC, the amount of the final purchase price is subject to adjustment based on finalization of a balance sheet for Matrix Telecom as of August 31, 1999 and agreement by both parties. We completed the balance sheet as required. We were subsequently notified by Platinum that it materially disagreed with the closing balance sheet that we prepared. We attempted to negotiate a settlement of the balance sheet items in disagreement, but were unsuccessful. To date, the buyer has resisted submitting the matter to an independent firm of accountants chosen by the parties for final resolution, as required by the contract. At this time, we believe that the ultimate resolution of the items in dispute will not materially affect the recorded gain.

    NetLojix presently has other contingent liabilities relating to various other matters related to the conduct of our business. On the basis of information furnished by counsel and others, management believes that the resolution of these contingencies will not materially affect the financial condition or results of operations of the Company.

(5) Stockholders' Equity

    During December 2001, we repurchased 25,000 shares of our common stock from the NetLojix Communications, Inc. Employees' Savings Plan and Trust (the "401(k) Plan") at a price of $0.16 per share. These were unallocated shares that had been part of the employer contribution to the 401(k) Plan and were repurchased as a result of our decision to remove stock ownership as an option under the 401(k) Plan. These 25,000 shares were retired on March 20, 2002.

(6) Related Party Transactions

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

(7) Revenue Recognition

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

(8) Depreciation Excluded from Cost of Sales

    We have also excluded $25,000 and $24,000 in depreciation from Cost of Sales for the three month periods ended March 31, 2002 and 2001 respectively. Such amounts are included in depreciation in the operating expense section of the Statement of Operations and represents depreciation of equipment used in our data center.

(9) Segment Reporting

    NetLojix's primary business segments are Network Connectivity, Technical Support Services and Application Development and Hosting. All of our services are targeted toward corporate companies within the United States. Parent company costs are allocated to each segment based on revenue.

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

    The Applications Development and Hosting services segment includes producing, designing, and programming creative multimedia applications that can be produced as a web application or a stand alone application, and hosting, including shared, dedicated, co-location and managed services.

    We measure our performance based on revenues, gross margin, net income or loss and earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income or cash flows from operations, as a measure of performance.

    The results for the three months ended March 31, 2002 and 2001 are as follows:

Three Months Ended March 31, 2002
	Network Connectivity Services	Technical Support Services	Applications Development and Web Hosting	Total

Revenues	$2,026,000	1,486,000	409,000	3,921,000
Gross margin	664,000	666,000	301,000	1,631,000
Selling, general & administration	743,000	653,000	201,000	1,597,000
Depreciation & amortization	62,000	68,000	24,000	154,000
Interest expense	10,000	10,000	1,000	21,000
Other expense	5,000	6,000	1,000	12,000

Net income (loss)	$(156,000)	(71,000)	74,000	(153,000)

EBITDA	$(84,000)	7,000	99,000	22,000

Total assets	$2,265,000	975,000	470,000	3,710,000

Three Months Ended March 31, 2001
	Network Connectivity Services	Technical Support Service	Applications Development and Web Hosting	Total

Revenues	$2,646,000	2,042,000	509,000	5,197,000
Gross margin	1,120,000	787,000	264,000	2,171,000
Selling, general & administration	1,016,000	1,091,000	64,000	2,171,000
Depreciation & amortization	138,000	226,000	15,000	379,000
Interest expense	31,000	20,000	-	51,000
Other expense (income)	(25,000)	6,000	2,000	(17,000)

Net income (loss)	$(40,000)	(556,000)	183,000	(413,000)

EBITDA	$129,000	(310,000)	198,000	17,000

Total assets	$3,297,000	7,471,000	437,000	11,205,000

    Within the three business segments there are multiple types of revenue which are stated separately below:

	Three months
	Ended March 31,
	2002	2001
Network Connectivity Services:
Data & Voice Services	$ 1,375,000	1,887,000
Internet Services	650,000	759,000
Technical Support Services:
Technical Support Services	514,000	897,000
Help Desk Services	943,000	1,088,000
Hardware	29,000	57,000
Applications Development and Web Hosting:
Applications Development	132,000	216,000
Web Hosting	278,000	293,000
	$ 3,921,000	5,197,000

(10) Recent Accounting Pronouncements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS DOCUMENT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING WITHOUT LIMITATION STATEMENTS  REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES  REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS  QUARTERLY REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS AND OUTCOMES COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING THOSE DESCRIBED HEREIN AND THOSE SET FORTH IN THE RISK FACTORS DESCRIBED IN ITEM 1 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001.

    The following discussion and analysis should be read in connection with the unaudited condensed consolidated financial statements for the three month periods ended March 31, 2002 and 2001 of the Company and related notes included elsewhere in this report and the consolidated financial statements and related management discussion and analysis included in NetLojix's Annual Report on Form 10-K, for the year ended December 31, 2001.

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

    The first critical accounting policy relates to revenue recognition. In most cases, we recognize revenue when the services are rendered. For prepaid maintenance contracts, we recognize revenue ratably over the service period. For contracts that contain customer acceptance provisions, we recognize revenue only after a customer has indicated acceptance.

    The second critical accounting policy relates to accounts receivable. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of our customers, historical trends and other information.

    The third critical accounting policy relates to depreciation of fixed assets. The purchase of equipment is capitalized based on its cost. We provide depreciation of fixed assets using the straight-line method over the equipment's estimated useful life. We have also excluded $25,000 and $24,000 in depreciation from Cost of Sales for the three months period ended March 31, 2002 and 2001 respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001.

Revenues

    Revenues from operations for the three months ended March 31, 2002 were $3.9 million, a decrease of 24.6% or $1.3 million from $5.2 million for the three months ended March 31, 2001.

    Network connectivity services revenues, decreased $0.6 million to $2.0 million for the three months ended March 31, 2002 from $2.6 million for the three months ended March 31, 2001. Within the network connectivity services segment, data and voice services accounted for $0.5 million of the decrease with the balance of the decrease attributable to Internet services. Data and voice services decreased 27.1% from the comparable quarter in 2001 primarily due to the loss of a large customer as a result of the sale of that customer by its parent company. Internet services revenues decreased $0.1 million or 14.3% to $0.65 million. The decrease is primarily due to a decrease in dial up connectivity accounts due to the competitiveness of the industry.

    Technical support services revenues were $1.5 million for the three months ended March 31, 2002, a decrease of $0.5 million or 27.8%, over the comparable quarter in 2001. The decrease was primarily due to the reduction of revenue from the sale of a portion of the New York technical support services business (consisting of the New York City customer list and related customer contracts).

    Application development and hosting services revenues decreased to $0.4 million for the three months ended March 31, 2002 from $0.5 million for the comparable quarter in 2001, a 19.5% decrease. The decrease is primarily attributable to the downsizing of the application development group. We have made a strategic decision to focus our applications development efforts on e-commerce, web centric applications and managed web hosting. Generally, these are higher margin services. However, for the three months ended March 31, 2002 hosting services revenues decreased by $15,000, or 5% over the quarter ended March 31, 2001. This decrease was due to the loss of two large customers. One left because of bankruptcy and the second moved to a competitor that offered to provide service for free.

Gross Margin

    Gross margin from operations as a percentage of revenues decreased to 41.6% for the three months ended March 31, 2002 from 41.7% for the three months ended March 31, 2001. Gross margin from operations decreased $0.6 million to $1.6 million for the three months ended March 31, 2002 from $2.2 million for the three months ended March 31, 2001.

    Network connectivity services gross margin as a percent of revenue decreased to 32.8% for the three months ended March 31, 2002 from 42.4% for the three months ended March 31, 2001. Within the network connectivity services segment, data and voice gross margins averaged 18.0% compared to 34.8% in the first quarter of 2001. The decrease in gross margin was primarily due to a one-time adjustment made in the first quarter of 2001 to cost of goods sold due to resolution of the amount of Universal Service Fund liability.

    Gross margins for Internet services increased to 64.2% during the three months ended March 31, 2002 compared to 61.1% for the comparable 2001 quarter. The increase from 2001 is primarily attributable to the reduction of network infrastructure costs, better utilization of bandwidth and a focus on higher margin services.

    Technical support services gross margins increased to 44.8% during the quarter ended March 31, 2002 compared to 38.5% for the comparable quarter in 2001. Gross margins in the technical service segment increased due to an increase in retail pricing along with a change of focus to our higher margin help desk solution.

    Application development and web hosting gross margins were 73.3% during 2002 compared to 51.8% for the comparable quarter in 2001. The increase is attributable to staff reductions in the application development area and focusing our applications development efforts on e-commerce, web centric applications and managed web hosting which are generally higher margin services.

Selling, General, and Administrative Costs

    Selling, general, and administrative costs decreased $0.6 million to $1.6 million for the three months ended March 31, 2002 from $2.2 million for the three months ended March 31, 2001. As a percentage of revenues, selling, general and administrative costs decreased to 40.7% for the three months ended March 31, 2002 from 41.7% for the three months ended March 31, 2001. These decreases are primarily due to a cost reduction plan, which began in November of 2000 and was fully implemented early in the second quarter of 2001.

    Of the decrease in selling, general and administrative expenses, $0.3 million is attributable to salary expense, which was the main focus of the cost reduction plan. Approximately $0.16 million of the decrease is due to decreased professional service fees, primarily due to the decline of legal fees associated with the class action lawsuit. The remaining decrease in cost was associated with the consolidation of office space and a streamlining of our business.

Interest Expense

    At March 31, 2002, we had approximately $0.8 million in borrowings outstanding under our secured line of credit. During the three months ended March 31, 2002 we averaged approximately $0.7 million in outstanding borrowings. Interest expense decreased to $21,000 for the three months ended March 31, 2002 from $51,000 for the three months ended March 31, 2001, as a result of the lower level of average borrowings outstanding in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended March 31, 2002, we reported a net loss from continuing operations of $0.15 million and used net cash in operations of $0.3 million. As of March 31, 2002, we had cash and cash equivalents of $0.1 million and outstanding indebtedness on our line of credit of $0.8 million. At that date, we had a working capital deficit of $2.7 million.

    On January 31, 2002, we repaid our secured credit facility with Coast Business Credit and entered into a new secured credit facility with DTL One, LLC ("DTL"), a newly formed entity affiliated with director Jeffrey J. Jensen. Under the DTL line of credit, we may borrow up to 80% of eligible receivables (as defined) up to a total amount of $2.0 million. Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2%, with a minimum interest rate of 10%. Borrowings under the credit facility are secured by substantially all of our assets. The credit facility will mature on January 31, 2004. After January 31, 2003, DTL may terminate the line of credit without cause, upon six months notice. As of March 31, 2002, approximately $0.8 million was outstanding under the credit facility, and approximately $1.0 million was available to be borrowed under the formula described above.

    Historically, our cash flow from operations, our secured borrowings, and occasional private placements of both common and preferred stock have been sufficient to meet working capital and capital expenditure requirements. However, as noted above, our cash flow from operations has been decreasing in recent years.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (b)    Reports on Form 8-K. NetLojix did not file any reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETLOJIX COMMUNICATIONS, INC.,
a Delaware corporation

By:   /S/ GREGORY J. WILSON
      ------------------------
      Gregory J. Wilson
      Treasurer and Controller
      (Duly Authorized Officer and Principal Financial Officer and
      Principal Accounting Officer)

Dated: May 13, 2002