Form 10QSB
period 2002-06-30
NETLOJIX COMMUNICATIONS INC
filed 2002-08-14
CIK 1005974

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[__]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______      TO ________

COMMISSION FILE NUMBER 0-27580

NETLOJIX COMMUNICATIONS, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE	87-0378021
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

501 BATH STREET
SANTA BARBARA, CALIFORNIA 93101
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(805) 884-6300
(ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

As of Aug 12, 2002, there were 14,463,149 shares of the Registrant's Common Stock, par value $0.01 per share, issued and outstanding, excluding treasury stock.

Transitional Small Business Disclosure Format (check one):

Yes  [__]         No  [X]

NETLOJIX COMMUNICATIONS, INC.
QUARTER ENDED June 30, 2002

  TABLE OF CONTENTS

PAGE

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2002	3

Condensed Consolidated Statements of Operations for
the Three and Six Month Periods Ended June 30, 2002 and 2001	4

Condensed Consolidated Statements of Cash Flows for
the Six Month Periods Ended June 30, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operation	13

PART II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities	19

Item 6. Exhibits and Reports on Form 8-K	19

Signature Page	20

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
June 30,
2002

Assets
CURRENT ASSETS
Cash	$191,000
Accounts receivable, net	1,181,000
Accounts receivable from related parties	677,000
Prepaid expenses and other current assets	370,000

Total current assets	2,419,000

Property and equipment, net	906,000
Customer bases aquired and other intangibles, net	315,000
Other assets	52,000

Total assets	$3,692,000

Liabilities and Stockholders' Equity
CURRENT LIABILITIES
Revolving line of credit	$1,200,000
Accounts payable and other accrued expenses	1,408,000
Accrued payroll related liabilities	635,000
Accrued network services costs	399,000
Litigation settlement liability	73,000
Sales and excise tax payable	72,000
Unearned revenue	821,000
Accrued litigation & contingencies cost	465,000
Other current liabilities	52,000

Total current liabilities	5,125,000

Long term obligations	18,000

Total liabilities	5,143,000

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, authorized 1,000,000 shares, $0.01 par value
Series A convertible preferred stock, designated 250,000 shares, cumulative as to 8% dividends, 147,700 shares issued and
outstanding. (Liquidation preference of $799,000 at June 30, 2002
including dividends in arrears.)	1,000

Common stock, authorized 40,000,000 shares, $0.01 par value,
issued 14,626,054 shares at June 30, 2002.	146,000
Deferred Compensation - restricted stock	(12,000)
Additional paid in capital	28,469,000
Preferred dividends	(102,000)
Accumulated deficit	(29,951,000)
Treasury stock, $0.01 par value, 162,905 shares at June 30, 2002	(2,000)

Total stockholders' equity	(1,451,000)

Total liabilities and stockholders' equity	$3,692,000

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months		Six months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

SERVICE REVENUES
Unrelated parties	$2,684,000	3,946,000	5,573,000	8,250,000
Related parties - (note 6)	1,079,000	1,005,000	2,111,000	1,899,000

TOTAL SERVICE REVENUES	3,763,000	4,951,000	7,684,000	10,149,000

COST OF SERVICE REVENUES
(exclusive of depreciation - note 8)	2,251,000	2,979,000	4,541,000	6,006,000

GROSS MARGIN	1,512,000	1,972,000	3,143,000	4,143,000

OPERATING EXPENSES
Selling, general and administrative	1,413,000	1,954,000	3,010,000	4,124,000
Litigation settlement (recovery) costs	-	(684,000)	-	(684,000)
Depreciation and amortization	135,000	394,000	289,000	774,000

Total operating expenses	1,548,000	1,664,000	3,299,000	4,214,000

OPERATING (LOSS)	(36,000)	308,000	(156,000)	(71,000)

Interest expense	(32,000)	(38,000)	(54,000)	(89,000)
Other income (expense), net	(69,000)	(8,000)	(81,000)	9,000

(Loss) from operations
before income taxes	(137,000)	262,000	(291,000)	(151,000)

Income tax benefit	-	-	-	-

NET (LOSS)	$(137,000)	262,000	(291,000)	(151,000)

Preferred dividends	-	-	-	-

Loss applicable to common shareholders	$(137,000)	262,000	(291,000)	(151,000)

Net (loss) per common share - basic & diluted	$(0.01)	0.02	(0.02)	(0.01)

Weighted average number of
common shares - basic	14,630,046	14,481,328	14,643,114	14,481,328

Weighted average number of
common shares - diluted	14,630,046	15,063,752	14,643,114	14,481,328

See accompanying Notes

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unadudited)
	Six months
	Ended June 30,

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(291,000)	$(151,000)
Adjustments to reconcile net loss from continuing operations to cash provided by (used by) continuing operating activities:
Depreciation and amortization	289,000	774,000
Provision for bad debts	96,000	207,000
Litigation settlement (recovery)		(684,000)
Stock compensation earned	3,000	1,000
Changes in certain operating assets and liabilities:
Accounts receivable	602,000	192,000
Due from affiliates	(116,000)	35,000
Other current assets	(75,000)	(169,000)
Litigation settlement liability	-	(183,000)
Accounts payable and accrued liabilities	(1,119,000)	229,000

Cash provided by (used by) operating activities	(611,000)	251,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(31,000)	(154,000)

Cash used by investing activities	(31,000)	(154,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(7,000)	(10,000)
Amount borrowed (paid) on line of credit, net	773,000	(225,000)
Amounts paid on long term borrowings	(5,000)	(2,000)

Cash provided by (used by) financing activities	761,000	(237,000)

Net increase (decrease) in cash and cash equivalents	119,000	(140,000)

Cash at beginning of period	72,000	184,000

Cash at end of period	$191,000	$44,000

Cash paid during the period:
Interest	$54,000	$89,000

Non cash investing and financing activities:
None	$-	$-

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2002 and 2001

(1)  Basis of Presentation

        The unaudited condensed consolidated financial statements of NetLojix Communications, Inc. and Subsidiaries (the "Company" or "NetLojix") as of June 30, 2002 and 2001 and for the three and six month periods then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in NetLojix's Form 10-K for the year ended December 31, 2001. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

(2)  Acquisitions and Dispositions

        On September 30, 2001 we sold a portion of our New York technical support services business (consisting of our New York City customer list and related customer contracts) to an unrelated third party. We retained all of our help desk customers and contracts. The purchaser assumed responsibility for unused customer retainers and remaining terms on service agreements. We recorded a gain (net of costs) of $203,000 in connection with this sale. In addition, if the purchaser is able to renew retainers, service agreements or provide any additional services to the customers that were transferred, then it will pay us 5% of any such cash received prior to September 30, 2002. We have recorded $3,918 in such additional payments as of August 12, 2002.

(3)  Net Loss Per Common Share

Net Loss per common share for the three and six month periods ended June 30, 2002 and 2001 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net income (loss) per share -	2002	2001	2002	2001

Numerator:
Net income (loss)	$(137,000)	262,000	(291,000)	(151,000)
Preferred dividends	-	-	-	-
Net Income (loss) applicable to common stockholders	$(137,000)	262,000	(291,000)	(151,000)
	=======	=======	=======	=======
Denominator:
Weighted average number of common shares used in basic Net Income (loss) per common share	14,630,046	14,481,328	14,643,114	14,481,328

Shares issuable upon conversion of preferred stock, exercise of dilutive option, and effect of restricted stock	-	582,424	-	-

Weighted average number of common shares used in diluted Net Income (loss) per common share	14,630,046	15,063,752	14,643,114	14,481,328
	=======	=======	=======	=======

Basic Net Income (loss) per common share	$(0.01)	0.02	(0.02)	(0.01)
	=======	=======	=======	=======

Diluted Net Income (loss) per common share	$(0.01)	0.02	(0.02)	(0.01)
	=======	=======	=======	=======

        As of June 30, 2002 and 2001, common stock equivalent shares such as employee stock options have been excluded from the computation of diluted weighted average shares, as the effect would be antidilutive.  Comprehensive loss for the periods ended June 30, 2002 and 2001 is equal to net loss reported for such periods.

(4)  Litigation and Contingencies

        As previously reported, NetLojix was a defendant in a class action under the federal securities laws (IN RE AVTEL SECURITIES LITIGATION, Case No. 98-9236) initiated in December 1998 in the United States District Court for the Central District of California.

        On October 4, 2000, NetLojix finalized an agreement with counsel for the plaintiff class to settle all outstanding claims under the class action lawsuit. This agreement received the preliminary approval of the court on November 8, 2000, and NetLojix thereafter paid $150,000 for administrative costs and other settlement implementation expenses. On May 29, 2001, the court entered its final order of dismissal and approval of the settlement.  We expect to issue a total of 232,000 shares of common stock and warrants to purchase 200,000 shares of common stock at an exercise price of $8.00 per share during the third quarter of 2002 for distribution to the claimant class members, and payment of the plaintiffs attorneys' fees and litigation expenses.

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

      NetLojix presently has other contingent liabilities relating to the conduct of our business.  On the basis of information furnished by counsel and others, management believes that the resolution of these contingencies will not materially affect the financial condition or results of operations of the Company.

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

      During April 2002, we retired 30,274 shares of our common stock out of the 100,000 shares held in escrow from the purchase of CW Electronic Enterprises, Inc. ("CWE2") in 2000.  These shares were returned to Netlojix due to discrepancies in CWE2's balance sheet at the time of purchase.  The remaining 69,726 shares were released from escrow to the former owner of CWE2.

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

        Since 1998, NetLojix has from time to time loaned or advanced Craig R. Clark, its former Vice President of Business Development, a total of $86,000, including interest.  All of these loans and obligations are unsecured.  On January 15, 2002, NetLojix entered into a separation agreement with Craig R. Clark.  As a result of the agreement, Mr. Clark resigned from all positions with NetLojix, effective March 31, 2002.  With all obligations of the separation agreement preformed, NetLojix has notified Mr. Clark that his loan is now due.  With no response, we have chosen to reserve for the total amount advanced as of June 30, 2002.

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

(8)  Depreciation Excluded from Cost of Sales

      We have also excluded depreciation from Cost of Sales in the amount of $25,000 and $25,000 for the three month periods ended and $51,000 and $50,000 for the six month periods ended June 30, 2002 and 2001 respectively. Such amounts are included in depreciation in the operating expense section of the Statement of Operations and represents depreciation of equipment used in our data center.

(9)  Intangible Assets

      Intangible assets consist of the following:

	June 30, 2002
	Gross		Net	Weighted
	Intangible	Accumulated	Intangible	Ave. Life
	Assets	Amortization	Assets	(Years)
Customer Base	$1,583,000	1,293,000	290,000	0.42
Non - Compete	200,000	175,000	25,000	0.25
Total	$1,783,000	1,468,000	315,000
	=======	=======	=======
	December 31, 2001
	Gross		Net	Weighted
	Intangible	Accumulated	Intangible	Ave. Life
	Assets	Amortization	Assets	(Years)
Customer Base	$1,583,000	1,293,000	290,000	0.92
Non - Compete	200,000	150,000	50,000	0.75
Total	$1,783,000	1,443,000	340,000
	=======	=======	=======

      The Company adopted SFAS 142 on January 1, 2002 and has ceased amortization of assets, which are deemed to have indefinite lives. Under the new rules, the Company is no longer permitted to amortize intangible assets with indefinite lives; instead they will be subject to periodic tests for impairment.

      SFAS 142 supercedes APB Opinion #17, Intangible Assets. In accordance with SFAS 142 the Company also performed an impairment test of its remaining customer base and determined that no write-down was necessary.

      Below is a reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of amortization expense for goodwill and the customer base, net of income tax.

	Six Months
	Ended June 30,
	2002	2001

Net income (loss)	$(291,000)	(151,000)

Goodwill and Customer base amortization	-	444,000
Adjusted net income (loss)	$(291,000)	293,000
	=======	=======
Reported diluted earnings (loss) per share	$(0.02)	(0.01)
Goodwill and Customer base Amortization per share	-	0.03
Adjusted diluted earnings (loss) per share	$(0.02)	0.02
	=======	=======

      Estimated amortization expense for each of the next five years ended June 30, is as follows:

2002(12 Months)	$ 25,000
2003	0
2004	0
2005	0
2006	0

Total	$ 25,000

(10) Segment Reporting

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

The results for the three months ended June 30, 2002 and 2001 are as follows:

	Three Months Ended June 30, 2002
	Network Connectivity Services	Technical Support Services	Applications Development and Web Hosting	Total
Revenues	$2,026,000	1,331,000	406,000	3,763,000
Gross margin	644,000	544,000	324,000	1,512,000
Selling, general & administration	647,000	561,000	205,000	1,413,000
Depreciation & amortization	59,000	51,000	25,000	135,000
Interest expense	16,000	13,000	3,000	32,000
Other expense	31,000	31,000	7,000	69,000
Net income (loss)	$(109,000)	(112,000)	84,000	(137,000)
	========	========	========	========
EBITDA	$(34,000)	(48,000)	112,000	30,000
	========	========	========	========
Total assets	$1,868,000	1,310,000	514,000	3,692,000
	========	========	========	========

	Three Months Ended June 30, 2001
	Network Connectivity Services	Technical Support Service	Applications Development and Web Hosting	Total
Revenues	$2,381,000	2,201,000	369,000	4,951,000
Gross margin	686,000	986,000	300,000	1,972,000
Selling, general & administration	882,000	974,000	98,000	1,954,000
Depreciation & amortization	148,000	226,000	20,000	394,000
Interest expense	19,000	19,000	-	38,000
Other expense (income)	-	8,000	-	8,000
Corporate litigation settlement recovery	-	-	-	684,000
Net income (loss)	$(363,000)	(241,000)	182,000	262,000
	========	========	========	========
EBITDA	$(195,000)	4,000	202,000	694,000
	========	========	========	========
Total assets	$3,334,000	6,975,000	388,000	10,697,000
	========	========	========	========

	Six Months Ended June 30, 2002
	Network Connectivity Services	Technical Support Services	Applications Development and Web Hosting	Total
Revenues	$4,052,000	2,817,000	815,000	7,684,000
Gross margin	1,310,000	1,209,000	624,000	3,143,000
Selling, general & administration	1,376,000	1,215,000	419,000	3,010,000
Depreciation & amortization	120,000	119,000	50,000	289,000
Interest expense	27,000	23,000	4,000	54,000
Other expense	35,000	37,000	9,000	81,000
Net income (loss)	$(248,000)	(185,000)	142,000	(291,000)
	========	========	========	========
EBITDA	$(101,000)	(43,000)	196,000	52,000
	========	========	========	========

	Six Months Ended June 30, 2001
	Network Connectivity Services	Technical Support Service	Applications Development and Web Hosting	Total
Revenues	$5,027,000	4,244,000	878,000	10,149,000
Gross margin	1,806,000	1,716,000	621,000	4,143,000
Selling, general & administration	1,896,000	2,065,000	163,000	4,124,000
Depreciation & amortization	286,000	453,000	35,000	774,000
Interest expense	50,000	39,000	-	89,000
Other expense (income)	(25,000)	14,000	2,000	(9,000)
Other expense (income)	-	-	-	684,000
Net income (loss)	$(401,000)	(855,000)	421,000	(151,000)
	========	========	========	========
EBITDA	$(65,000)	(363,000)	456,000	712,000
	========	========	========	========

        Within the three business segments there are multiple types of revenue which are stated separately below:

	Three months		Six months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001
Network Connectivity Services
Data & Voice Services	$1,416,000	1,649,000	2,791,000	3,537,000
Internet Services	610,000	731,000	1,261,000	1,490,000

Technical Support Services
Technical Support	479,000	993,000	993,000	1,889,000
Help Desk Services	814,000	1,131,000	1,757,000	2,220,000
Hardware	39,000	77,000	67,000	134,000

Applications Development and Web Hosting
Applications Development	113,000	98,000	245,000	314,000
Web Hosting	292,000	272,000	570,000	565,000
	$3,763,000	4,951,000	7,684,000	10,149,000
	========	========	========	========

(11) Recent Accounting Pronouncements

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

        The following discussion and analysis should be read in connection with the unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2002 and 2001 of the Company and related notes included elsewhere in this report and the consolidated financial statements and related management discussion and analysis included in NetLojix's Annual Report on Form 10-K, for the year ended December 31, 2001.

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

        The third critical accounting policy relates to depreciation of fixed assets. The purchase of equipment is capitalized based on its cost. We provide depreciation of fixed assets using the straight-line method over the equipment's estimated useful life. We have also excluded $25,000 and $25,000 for the three month periods ended and $51,000 and $50,000 for the six month periods ended June 30, 2002 and 2001 respectively in depreciation from Cost of Sales.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001.

Revenues

        Revenues from operations for the three months ended June 30, 2002 were $3.8 million, a decrease of 24.5% or $1.2 million from $5.0 million for the three months ended June 30, 2001.

        Network connectivity services revenues, decreased $.4 million to $2.0 million for the three months ended June 30, 2002 from $2.4 million for the three months ended June 30, 2001. Within the network connectivity services segment, data and voice services accounted for $.3 million of the decrease with the balance of the decrease attributable to Internet services.  Data and voice services decreased 14.1% from the comparable quarter in 2001 primarily due to the loss of a large customer as a result of the sale of that customer by its parent company. Internet services revenues decreased $.1 million or 16.6% to $.61 million. The decrease is primarily due to a decrease in dial up connectivity accounts due to the competitiveness of the industry.

       Technical support services revenues were $1.3 million for the three months ended June 30, 2002, a decrease of $.9 million or 39.5%, over the comparable quarter in 2001. The decrease was primarily due to the reduction of revenue from the sale of a portion of the New York technical support services business (consisting of the New York City customer list and related customer contracts).

        Application development and hosting services revenues increased to $.41 million for the three months ended June 30, 2002 from $.4 million for the comparable quarter in 2001, a 9.8% increase.  We have made a strategic decision to focus our applications development efforts on e-commerce, web centric applications and managed web hosting.  Generally, these are higher margin services.  For the three months ended June 30, 2002 revenues from hosting services increased 7.6% over the three months ended June 30, 2001.

Gross Margin

        Gross margin from operations as a percentage of revenues remained stable at 40.0% for the three months ended June 30, 2002 and for the three months ended June 30, 2001. Gross margin from operations decreased $.5 million to $1.5 million for the three months ended June 30, 2002 from $2.0 million for the three months ended June 30, 2001.

        Network connectivity services gross margin as a percent of revenue increased to 31.8% for the three months ended June 30, 2002 from 28.8% for the three months ended June 30, 2001.  Within the network connectivity services segment, data and voice gross margins averaged 18.8% vs. 17.6% in the comparable quarter in 2001. The increase in gross margins was primarily due to the re-provisioning of certain customers to alternate carriers for optimal pricing.

        Gross margins for Internet services increased to 62.0% during the three months ended June 30, 2002 compared to 54.1% for the comparable 2001 quarter. The increase from 2001 is primarily attributable to lower network costs as compared to 2001 when we were in the process of opening the New York, San Francisco, and Los Angeles multiple points of presence ("MPOPs") along with the reduction of network infrastructure costs, better utilization of bandwidth and a focus on higher margin services.

        Technical support services gross margins averaged 40.9% during the quarter ended June 30, 2002 compared to 42.2% for the comparable quarter in 2001.  Gross margins in the technical service segment decreased due to an increased use of subcontractors for special projects during the second quarter of 2002.

        Application development and web hosting gross margins were 79.8% during 2002 compared to 81.9% for the comparable quarter in 2001.  The decrease in gross margin is due primarily to a one-time adjustment following the resolution of a warranty liability for an application development project increasing the gross margin in the second quarter of 2001.

Selling, General, and Administrative Costs

        Selling, general, and administrative costs decreased $.6 million to $1.4 million for the three months ended June 30, 2002 from $2.0 million for the three months ended June 30, 2001.  As a percentage of revenues, selling, general and administrative costs decreased to 37.6% for the three months ended June 30, 2002 from 39.5% for the three months ended June 30, 2001.  Of the decrease in selling, general and administrative expenses, $0.25 million is attributable to the sale of a portion of the New York technical support services business (consisting of the New York City customer list and related customer contracts).  Approximately $0.2 million is due to decreased salary expense. The remainder is due to decreased professional service fees, primarily due to the change in auditors and the decline of legal fees associated with the class action lawsuit.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001.

Revenues

        Revenues from continuing operations for the six months ended June 30, 2002 were $7.7 million, a decrease of 24.3% or $2.5 million from $10.2 million for the six months ended June 30, 2001.

        Network connectivity services revenues, decreased $0.9 million to $4.1 million for the six months ended June 30, 2002 from $5.0 million for the six months ended June 30, 2001. Within the network connectivity services segment, data and voice services accounted for $0.7 million of the decrease with the balance of the decrease attributable to Internet services.  Data and voice services decreased 21.1% from the comparable period in 2001 primarily due to the loss of a large customer as a result of the sale of that customer by its parent company.  Internet services revenues decreased $.2 million or 15.4% to $1.3 million.  The decrease is primarily due to a decrease in dial up connectivity accounts due to the competitiveness of the industry.

        Technical support services revenues were $2.8 million for the six months ended June 30, 2002, a decrease of 33.6% or $1.4 million over the comparable period in 2001.  Approximately $1.0 million of the decrease was due to the reduction of revenue from the sale of a portion of the New York technical support services business (consisting of the New York City customer list and related customer contracts).  The remaining decrease in revenue was associated with a large customer's decision to decrease spending in this area.

        Application development and hosting services revenues decreased to $0.8 million for the six months ended June 30, 2002 from $0.9 million for the comparable period in 2001, a 7.2% decrease.  The decrease is primarily attributable to the downsizing of the application development group.  We have made a strategic decision to focus our applications development efforts on e-commerce, web centric applications and managed web hosting.  Generally, these are higher margin services. For the six months ended June 30, 2002 revenues from hosting services increased 1.0% over the six months ended June 30, 2001.

Gross Margin

        Gross margin from operations as a percentage of revenues remained unchanged at 41.0% for the six months ended June 30, 2002 and for the six months ended June 30, 2001. Gross margin from operations decreased $1.0 million to $3.1 million for the six months ended June 30, 2002 from $4.1 million for the six months ended June 30, 2001.

        Network connectivity services gross margin as a percent of revenue decreased to 32.3% for the six months ended June 30, 2002 from 35.9% for the six months ended June 30, 2001.  Within the network connectivity services segment, data and voice gross margins averaged 18.4% vs. 26.8% in the comparable period in 2001. The decrease in gross margins was primarily due to a one-time adjustment to cost of goods sold due to resolution of the amount of Universal Service Fund liability in the first quarter of 2001.

        Gross margins for Internet services increased to 63.2% during the six months ended June 30, 2002 vs. 58.0% for the comparable period in 2001. The increase from 2001 is primarily attributable to increased costs relating to the opening of the New York, San Francisco, and Los Angeles MPOPs along with the reduction of network infrastructure costs, better utilization of bandwidth and a focus on higher margin services.

        Technical support services gross margins averaged 42.9% during the six months ended June 30, 2002 compared to 40.4% for the comparable period in 2001.  Gross margins in the technical service segment increased due to the sale of a lower margin portion of the New York technical support services business (consisting of the New York City customer list and related customer contracts) along with a change of focus to our higher margin help desk solution.

        Application development and web hosting gross margins were 76.5% during the six months ended 2002 compared to 70.8% for the six months ended in 2001.  The increase is attributable to staff reductions in the application development area and focusing our applications development efforts on e-commerce, web centric applications and managed web hosting which are generally higher margin services.

Selling, General, and Administrative Costs

        Selling, general, and administrative costs decreased $1.1 million to $3.0 million for the six months ended June 30, 2002 from $4.1 million for the six months ended June 30, 2001.  As a percentage of revenues, selling, general and administrative costs decreased to 39.2% for the six months ended June 30, 2002 from 40.6% for the six months ended June 30, 2001.  Of the decrease in selling, general and administrative expenses, $0.53 million is attributable to the sale of a portion of the New York technical support services business (consisting of the New York City customer list and related customer contracts).  Approximately $0.25 million is due to decreased salary expense. The remainder is due to decreased professional service fees, primarily due to the change in auditors and the decline of legal fees associated with the class action lawsuit.

Interest Expense

        At June 30, 2002, we had approximately $1.2 million in borrowings outstanding under our secured line of credit.  During the six months ended June 30, 2002 we averaged approximately $0.9 million in outstanding borrowings.  Interest expense decreased to $54,000 for the six months ended June 30, 2002 from $89,000 for the six months ended June 30, 2001, as a result of the lower level of average borrowings outstanding in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

        For the six months ended June 30, 2002, we reported a net loss from continuing operations of $0.2 million and used net cash in operations of $0.6 million.  As of June 30, 2002, we had cash and cash equivalents of $0.2 million and outstanding indebtedness on our line of credit of $1.2 million. At that date, we had a working capital deficit of $2.7 million.

        On January 31, 2002, we repaid our secured credit facility with Coast Business Credit and entered into a new secured credit facility with DTL One, LLC ("DTL"), a newly formed entity affiliated with director Jeffrey J. Jensen.  Under the DTL line of credit, we may borrow up to 80% of eligible receivables (as defined) up to a total amount of $2.0 million.  Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2%, with a minimum interest rate of 10%. Borrowings under the credit facility are secured by substantially all of our assets.  The credit facility will mature on January 31, 2004.  After January 31, 2003, DTL may terminate the line of credit without cause, upon six months notice.  As of August 12, 2002, approximately $1.1 million was outstanding under the credit facility, and approximately $0.3 million was available to be borrowed under the formula described above.

        In July 2002, UICI (a public company affiliated with a director and certain stockholders of NetLojix) terminated NetLojix as its long distance services provider.  For the six months ended June 30, 2002, UICI accounted for approximately $1,200,000 of NetLojix's revenues.  However, because of the low margins associated with the UICI contract, we do not believe that the termination will have a material adverse effect on NetLojix's net income.  Also in July 2002, ABN AMRO Inc. terminated NetLojix as its technical services provider.  For the six months ended June 30, 2002, ABN AMRO accounted for approximately $424,000 of NetLojix's revenues and approximately $289,000 in gross margin.  These terminations could negatively affect our cash flow from operations.

        Historically, our cash flow from operations, our secured borrowings, and occasional private placements of both common and preferred stock have been sufficient to meet working capital and capital expenditure requirements. However, as noted above, our cash flow from operations has been decreasing in recent years.

        We believe that current market conditions are not conducive to raising additional equity capital at this time.  We continue to take steps to conserve cash and reduce operating expenses.  As a result of these cost control measures, we expect that operating cash flows coupled with the remaining availability under our secured line of credit facility should be sufficient to meet our minimum working capital requirements into the foreseeable future.  However, our current low stock price and delisting from The Nasdaq SmallCap Market present substantial obstacles to a private placement.

        Additionally, an important component of our past growth has been to develop our business through acquisitions. In appropriate circumstances, we may use our capital stock for additional acquisitions in addition to debt and equity financing. However, our current low stock price and delisting from The Nasdaq SmallCap Market again present substantial obstacles to such acquisitions.

PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

(b)  NetLojix has outstanding 147,700 shares of its Series A Convertible Preferred Stock (the "Series A Preferred").  The Series A Preferred ranks prior to NetLojix's common stock.  As of August 12, 2002, dividend in arrears on the Series A Preferred totaled $231,392.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

                     99.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

                     99.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(b)      Reports on Form 8-K.  NetLojix did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURE

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

Dated: August 14, 2002