Form 10QSB
period 2002-09-30
NETLOJIX COMMUNICATIONS INC
filed 2002-11-14
CIK 1005974

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

‑‑‑‑‑‑‑‑‑

FORM 10‑QSB

‑‑‑‑‑‑‑‑‑

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO

COMMISSION FILE NUMBER 0-27580

‑‑‑‑‑‑‑‑‑

NETLOJIX COMMUNICATIONS, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

‑‑‑‑‑‑‑‑‑

DELAWARE	87-0378021
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

501 BATH STREET
 SANTA BARBARA, CALIFORNIA 93101
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(805) 884-6300
(ISSUER'S TELEPHONE NUMBER)

As of November 13, 2002, there were 14,695,149 shares of the Registrant's Common Stock, par value $0.01 per share, issued and outstanding, excluding treasury stock.

Transitional Small Business Disclosure Format (check one):

Yes  [_]  No  [X]

NETLOJIX COMMUNICATIONS, INC.
QUARTER ENDED September 30, 2002

	TABLE OF CONTENTS
		PAGE
		‑‑‑‑

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheet as of September 30, 2002	3

	Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2002and 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	14

Item 3.	Controls and Procedures	20
PART II.	OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	20
Item 3.	Defaults upon Senior Securities	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	21
Signature Page		22
Certifications		23

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
September 30,
2002

Assets
CURRENT ASSETS
Cash	$624,000
Accounts receivable, net	1,222,000
Accounts receivable from related parties	586,000
Prepaid expenses and other current assets	280,000

Total current assets	2,712,000

Property and equipment, net	819,000
Customer bases aquired and other intangibles, net	290,000
Other assets	55,000

Total assets	3,876,000
$

Liabilities and Stockholders' Equity
CURRENT LIABILITIES
Revolving line of credit	$1,200,000
Accounts payable and other accrued expenses	1,485,000
Accrued payroll related liabilities	653,000
Accrued network services costs	688,000
Litigation settlement liability	10,000
Sales and excise tax payable	72,000
Unearned revenue	801,000
Accrued litigation & contingencies cost	465,000
Other current liabilities	23,000

Total current liabilities	5,397,000

Long term obligations	15,000

Total liabilities	5,412,000

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, authorized 1,000,000 shares, $0.01 par value
Series A convertible preferred stock, designated 250,000 shares, cumulative as to 8% dividends, 147,700 shares issued and
outstanding. (Liquidation preference of $822,000 at September 30, 2002
including dividends in arrears totaling $231,392.)	1,000

Common stock, authorized 40,000,000 shares, $0.01 par value,
issued 14,858,054 shares at September 30, 2002.	149,000
Deferred Compensation - restricted stock	(11,000)
Additional paid in capital	28,631,000
Accumulated deficit	(30,304,000)
Treasury stock, $0.01 par value, 162,905 shares at September 30, 2002	(2,000)

Total stockholders' equity	(1,536,000)

Total liabilities and stockholders' equity	$3,876,000

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months		Nine months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001

SERVICE REVENUES
Unrelated parties	$2,561,000	3,989,000	8,135,000	12,700,000
Related parties - (note 6)	1,126,000	779,000	3,237,000	2,216,000

TOTAL SERVICE REVENUES	3,687,000	4,768,000	11,372,000	14,916,000

COST OF SERVICE REVENUES
(exclusive of depreciation - note 8)	2,262,000	2,828,000	6,804,000	8,833,000

GROSS MARGIN	1,425,000	1,940,000	4,568,000	6,083,000

OPERATING EXPENSES
Selling, general and administrative	1,380,000	1,825,000	4,390,000	5,950,000
Litigation settlement (recovery) costs	-	-	-	(684,000)
Gain on sale of Contracts and Customer List	-	(203,000)	-	(203,000)
Depreciation and amortization	137,000	396,000	426,000	1,170,000

Total operating expenses	1,517,000	2,018,000	4,816,000	6,233,000

OPERATING (LOSS)	(92,000)	(78,000)	(248,000)	(150,000)

Interest expense	(32,000)	(29,000)	(85,000)	(118,000)
Other income (expense), net	(25,000)	(31,000)	(107,000)	(21,000)
(Loss) from operations
before income taxes	(149,000)	(138,000)	(440,000)	(289,000)

Income tax benefit	-	-	-	-

NET (LOSS)	$(149,000)	(138,000)	(440,000)	(289,000)

Preferred dividends	-	-	-	-

Loss applicable to common shareholders	$(149,000)	(138,000)	(440,000)	(289,000)

Net (loss) per common share - basic & diluted	$(0.01)	(0.01)	(0.03)	(0.02)

Weighted average number of
common shares - basic and diluted	14,729,445	14,681,328	14,672,208	14,550,925

See accompanying Notes

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unadudited)
	Nine months
	Ended September 30,

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(440,000)	$(289,000)
Adjustments to reconcile net loss from continuing operations to cash provided by (used by) continuing operating activities:
Depreciation and amortization	426,000	1,170,000
Provision for bad debts	174,000	311,000
Litigation settlement (recovery)		(684,000)
Gain on sale of Contracts and Customer List		(203,000)
Stock compensation earned	5,000	3,000
Changes in certain operating assets and liabilities:
Accounts receivable	482,000	265,000
Due from affiliates	(25,000)	84,000
Other current assets	12,000	(56,000)
Litigation settlement liability	-	(183,000)
Accounts payable and accrued liabilities	(784,000)	172,000

Cash provided by (used by) operating activities	(150,000)	590,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(55,000)	(162,000)

Cash used by investing activities	(55,000)	(162,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(11,000)	(15,000)
Amount borrowed (paid) on line of credit, net	773,000	(369,000)
Amounts paid on long term borrowings	(5,000)	(4,000)

Cash provided by (used by) financing activities	757,000	(388,000)

Net increase (decrease) in cash and cash equivalents	552,000	40,000

Cash at beginning of period	72,000	184,000

Cash at end of period	$624,000	$224,000

Cash paid during the period:
Interest	$85,246	$118,000

Non cash investing and financing activities:
None	$-	$-

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2002 and 2001

(1)  Basis of Presentation

        The unaudited condensed consolidated financial statements of NetLojix Communications, Inc. and Subsidiaries (the "Company" or "NetLojix") as of September 30, 2002 and 2001 and for the three and nine month periods then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in NetLojix's Form 10-K for the year ended December 31, 2001. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made to prior period amounts in order to conform to current year presentation.

(2)  Acquisitions and Dispositions

        On September 30, 2001 we sold a portion of our New York technical support services business (consisting of our New York City customer list and related customer contracts) to an unrelated third party. We retained all of our help desk customers and contracts. The purchaser assumed responsibility for unused customer retainers and remaining terms on service agreements. We recorded a gain (net of costs) of $203,000 in connection with this sale. In addition, if the purchaser is able to renew retainers, service agreements or provide any additional services to the customers that were transferred, then it will pay us 5% of any such cash received prior to September 30, 2002. We have recorded $3,918 in such additional payments as of September 30, 2002.

(3)  Net Loss Per Common Share

Net Loss per common share for the three and nine month periods ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net (loss) per share -	2002	2001	2002	2001

Numerator:
Net (loss)	$(149,000)	(138,000)	(440,000)	(289,000)
Preferred dividends	-	-	-	-
Net (loss) applicable to common stockholders	$(149,000)	(138,000)	(440,000)	(289,000)

Denominator:
Weighted average number of common shares used in basic and diluted Net (loss) per common share	14,729,445	14,681,328	14,672,208	14,550,925

Basic and diluted Net (loss) per common share	$(0.01)	(0.01)	(0.03)	(0.02)

         As of September 30, 2002 and 2001, common stock equivalent shares such as employee stock options have been excluded from the computation of diluted weighted average shares, as the effect would be antidilutive.  Comprehensive loss for the periods ended September 30, 2002 and 2001 is equal to net loss reported for such periods.

(4)  Litigation and Contingencies

        As previously reported, NetLojix was a defendant in a class action under the federal securities laws (IN RE AVTEL SECURITIES LITIGATION, Case No. 98-9236) initiated in December 1998 in the United States District Court for the Central District of California.

        On October 4, 2000, NetLojix finalized an agreement with counsel for the plaintiff class to settle all outstanding claims under the class action lawsuit. This agreement received the preliminary approval of the court on November 8, 2000, and NetLojix thereafter paid $150,000 for administrative costs and other settlement implementation expenses. On May 29, 2001, the court entered its final order of dismissal and approval of the settlement.  Pursuant to the settlement, we issued a total of 232,000 shares of common stock and warrants to purchase 200,000 shares of common stock at an exercise price of $8.00 per share during the third quarter of 2002 for distribution to the claimant class members and for payment of the remaining plaintiffs attorneys' fees and litigation expenses.  On September 20, 2002 we notified the warrantholders that we would redeem all of the warrants for a redemption price of $.05 per share of common stock issuable upon exercise of the warrants.  The redemption was effective on October 14, 2002. As of November 13, 2002 we have disbursed $3,017 of the total of $10,000 in aggregate redemption price to the former warrantholders.

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

      During April 2002, we retired 30,274 shares of our common stock out of the 100,000 shares held in escrow from the purchase of CW Electronic Enterprises, Inc. ("CWE2 ") in 2000.  These shares were returned to Netlojix due to discrepancies in CWE2 's balance sheet at the time of purchase.  The remaining 69,726 shares were released from escrow to the former owner of CWE2 .

      On August 20, 2002, we issued 232,000 shares of our common stock and warrants to purchase 200,000 shares of common stock at an exercise price of $8.00 per share as part of the settlement of all outstanding claims under the class action lawsuit initiated in December 1998.

      On October 14, 2002, we exercised our right to redeem all of the warrants for a redemption price of $.05 per share of common stock issuable upon exercise of the warrants.  As a result, the warrants are no longer outstanding.

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

        Since 1998, NetLojix has from time to time loaned or advanced Craig R. Clark, its former Vice President of Business Development, a total of $86,000, including interest.  All of these loans and obligations are unsecured.  On January 15, 2002, NetLojix entered into a separation agreement with Craig R. Clark.  As a result of the agreement, Mr. Clark resigned from all positions with NetLojix, effective March 31, 2002.  NetLojix then notified Mr. Clark that the loan was due and payable in full.  NetLojix has not yet received any payment from Mr. Clark.  We chose to reserve for the total amount advanced as of June 30, 2002.

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

(8)  Depreciation Excluded from Cost of Sales

      We have also excluded depreciation from Cost of Sales in the amount of $26,000 and $25,000 for the three month periods ended and $76,000 and $75,000 for the nine month periods ended September 30, 2002 and 2001 respectively. Such amounts are included in depreciation in the operating expense section of the Statement of Operations and represent depreciation of equipment used in our data center.

(9)  Intangible Assets

      Intangible assets consist of the following:

	September 30, 2002
	Gross		Net	Weighted
	Intangible	Accumulated	Intangible	Ave. Life
	Assets	Amortization	Assets	(Years)
Customer Base	$1,583,000	1,293,000	290,000	0.42
Non - Compete	200,000	200,000	-	0.00
Total	$1,783,000	1,493,000	290,000

	December 31, 2001
	Gross		Net	Weighted
	Intangible	Accumulated	Intangible	Ave. Life
	Assets	Amortization	Assets	(Years)
Customer Base	$1,583,000	1,293,000	290,000	0.92
Non - Compete	200,000	150,000	50,000	0.75
Total	$1,783,000	1,443,000	340,000

      The Company adopted SFAS 142 on January 1, 2002 and has ceased amortization of assets which are deemed to have indefinite lives. Under the new rules, the Company is no longer permitted to amortize intangible assets with indefinite lives; instead they will be subject to periodic tests for impairment.

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

	Nine Months
	Ended September 30,
	2002	2001

Net income (loss)	$(440,000)	(289,000)

Goodwill and Customer base amortization	-	531,000
Adjusted net income (loss)	$(440,000)	242,000

Reported diluted earnings (loss) per share	$(0.03)	(0.02)
Goodwill and Customer base Amortization per share	-	0.04
Adjusted diluted earnings (loss) per share	$(0.03)	0.02

 Estimated amortization expense for each of the next five years ended September 30, is as follows:

2002 (12 Months)	$ 50,000
2003	0
2004	0
2005	0
2006	0

Total	$ 50,000

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

The results for the three months ended September 30, 2002 and 2001 are as follows:

Three Months Ended September 30, 2002

	Network Connectivity Services	Technical Support Services	Applications Development and Web Hosting	Total
Revenues	$2,049,000	1,284,000	354,000	3,687,000
Gross margin	657,000	482,000	286,000	1,425,000
Selling, general & administration	627,000	561,000	192,000	1,380,000
Depreciation & amortization	60,000	52,000	25,000	137,000
Interest expense	17,000	12,000	3,000	32,000
Other expense	7,000	17,000	1,000	25,000
Net income (loss)	$(54,000)	(160,000)	65,000	(149,000)

EBITDA	$23,000	(96,000)	93,000	20,000

Total assets	$1,898,000	1,452,000	526,000	3,876,000

Three Months Ended September 30, 2001

	Network Connectivity Services	Technical Support Service	Applications Development and Web Hosting	Total
Revenues	$2,440,000	1,903,000	425,000	4,768,000
Gross margin	830,000	769,000	341,000	1,940,000
Selling, general & administration	785,000	884,000	156,000	1,825,000
Depreciation & amortization	146,000	227,000	23,000	396,000
Interest expense	17,000	12,000	-	29,000
Other expense (income)	6,000	24,000	1,000	31,000
Sale of New York Technical Support Services Assets	-	-	-	203,000
Net income (loss)	$(124,000)	(378,000)	161,000	(138,000)

EBITDA	$(39,000)	(139,000)	184,000	287,000

Total assets	$2,994,000	6,761,000	395,000	10,150,000

Nine Months Ended September 30, 2002

	Network Connectivity Services	Technical Support Services	Applications Development and Web Hosting	Total
Revenues	$6,101,000	4,101,000	1,170,000	11,372,000
Gross margin	1,967,000	1,691,000	910,000	4,568,000
Selling, general & administration	2,004,000	1,775,000	611,000	4,390,000
Depreciation & amortization	180,000	171,000	75,000	426,000
Interest expense	42,000	36,000	7,000	85,000
Other expense	43,000	53,000	11,000	107,000
Net income (loss)	$(302,000)	(344,000)	206,000	(440,000)

EBITDA	$(80,000)	(137,000)	288,000	71,000

Nine Months Ended September 30, 2001

	Network Connectivity Services	Technical Support Service	Applications Development and Web Hosting	Total
Revenues	$7,466,000	6,147,000	1,303,000	14,916,000
Gross margin	2,636,000	2,485,000	962,000	6,083,000
Selling, general & administration	2,487,000	2,950,000	513,000	5,950,000
Depreciation & amortization	431,000	681,000	58,000	1,170,000
Interest expense	67,000	51,000	-	118,000
Other expense (income)	(19,000)	38,000	2,000	21,000
Sale of New York Technical Support Services Assets	-	-	-	203,000
Corporate litigation settlement adjustment	-	-	-	684,000
Net income (loss)	$(330,000)	(1,235,000)	389,000	(289,000)

EBITDA	$168,000	(503,000)	447,000	999,000

        Within the three business segments there are multiple types of revenue which are stated separately below:

	Three months		Nine months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001
Network Connectivity Services
Data & Voice Services	$1,483,000	1,737,000	4,274,000	5,273,000
Internet Services	566,000	703,000	1,827,000	2,193,000

Technical Support Services
Technical Support	458,000	696,000	1,451,000	2,585,000
Help Desk Services	790,000	1,189,000	2,546,000	3,409,000
Hardware	36,000	18,000	104,000	153,000

Applications Development and Web Hosting
Applications Development	72,000	146,000	317,000	459,000
Web Hosting	282,000	279,000	853,000	844,000
	$3,687,000	4,768,000	11,372,000	14,916,000

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

      In June of 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3.  SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by ETIF Issue 94-3.  We will adopt the provisions of SFAS 146 effective January 1,2003.

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

        The following discussion and analysis should be read in connection with the unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2002 and 2001 of the Company and related notes included elsewhere in this report and the consolidated financial statements and related management discussion and analysis included in NetLojix's Annual Report on Form 10-K, for the year ended December 31, 2001.

DESCRIPTION OF REVENUE SEGMENTS

        We classify our business into three segments: Network Connectivity, Technical Support Services and Application Development and Hosting.  The segmentation of our company is how we manage the day-to-day operations of our business and is based on the types of services we provide.

Network Connectivity

        The network connectivity segment includes services for the transfer of data or voice traffic.  We provide numerous Internet service options, data and voice access and traditional long distance services. Our Internet product offerings within the network connectivity segment include dial-up access, DSL, and dedicated access.  Our telecommunications product offerings include dedicated or leased lines, switched long distance, frame relay, ATM, calling cards, and "1-800" services. This segment includes the Internet connectivity portion of our Internet service provider business.  Within this segment, our networking and communications professionals will design, build and maintain a flexible, cost-effective package of data networking and voice communication services to meet our customers' needs.

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

        The third critical accounting policy relates to depreciation of fixed assets. The purchase of equipment is capitalized based on its cost. We provide depreciation of fixed assets using the straight-line method over the equipment's estimated useful life. We have also excluded $26,000 and $25,000 for the three month periods ended and $76,000 and $75,000 for the nine month periods ended September 30, 2002 and 2001 respectively in depreciation from Cost of Sales.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001.

Revenues

        Revenues from operations for the three months ended September 30, 2002 were $3.7 million, a decrease of 22.7% or $1.1 million from $4.8 million for the three months ended September 30, 2001.

        Network connectivity services revenues decreased $.4 million to $2.0 million for the three months ended September 30, 2002 from $2.4 million for the three months ended September 30, 2001. Within the network connectivity services segment, data and voice services accounted for $.3 million of the decrease with the balance of the decrease attributable to Internet services.  Data and voice services decreased 14.7% from the comparable quarter in 2001 primarily due to the loss of a large customer as a result of the sale of that customer by its parent company. Internet services revenues decreased $.1 million or 19.4% to $.6 million. The decrease is primarily due to a decrease in dial up connectivity accounts and reduced pricing on some of our dedicated products due to the competitiveness of the industry.

     Technical support services revenues were $1.3 million for the three months ended September 30, 2002, a decrease of $.6 million or 32.5%, over the comparable quarter in 2001. The decrease was due to the reduction of revenue from the sale of a portion of the New York technical support services business (consisting of the New York City customer list and related customer contracts) along with a loss of revenue associated with a large customer's decision to decrease spending in this area.

        Application development and hosting services revenues decreased to $.36 million for the three months ended September 30, 2002 from $.4 million for the comparable quarter in 2001, a 16.5% decrease.  The decrease is primarily due to lower customer spending on non-recurring revenue streams such as Application development projects and our increased focus on monthly recurring revenue streams such as hosting and managed services.  For the three months ended September 30, 2002 revenues from hosting services increased 1.8% over the three months ended September 30, 2001.

Gross Margin

        Gross margin from operations as a percentage of revenues decreased to 38.6% for the three months ended September 30, 2002 from 40.8% for the three months ended September 30, 2001. Gross margin from operations decreased $.5 million to $1.4 million for the three months ended September 30, 2002 from $1.9 million for the three months ended September 30, 2001.

        Network connectivity services gross margin as a percent of revenue decreased to 32.1% for the three months ended September 30, 2002 from 34.0% for the three months ended September 30, 2001.  Within the network connectivity services segment, data and voice gross margins averaged 21.6% vs. 23.0% in the comparable quarter in 2001. The decrease in gross margins was primarily due to an unusually high gross margin in 2001, which was caused by customers not meeting their minimum usage requirements, resulting in revenue with no associated costs.  Gross margins for Internet services decreased to 59.5% during the three months ended September 30, 2002 compared to 61.1% for the comparable 2001 quarter. The decrease from 2001 is primarily attributable to the added costs associated with the reorganization of our network to produce future cost savings.

        Technical support services gross margins averaged 37.5% during the quarter ended September 30, 2002 compared to 40.4% for the comparable quarter in 2001.  Gross margins in the technical service segment decreased primarily as a result of increased costs associated with creating an remote help desk along with two large special projects that required us to supplement our own personnel with higher cost subcontractors in order to accommodate our customers needs.

        Application development and web hosting gross margins were 80.6% during 2002 compared to 80.0% for the comparable quarter in 2001.  The increase in gross margin is due primarily to the completion of one high margin Application development project in the third quarter of 2002.

Selling, General, and Administrative Costs

        Selling, general, and administrative costs decreased $.4 million to $1.4 million for the three months ended September 30, 2002 from $1.8 million for the three months ended September 30, 2001.  As a percentage of revenues, selling, general and administrative costs decreased to 37.4% for the three months ended September 30, 2002 from 37.9% for the three months ended September 30, 2001.  Of the decrease in selling, general and administrative expenses, $0.17 million is attributable to the sale of a portion of the New York technical support services business (consisting of the New York City customer list and related customer contracts).  Approximately $0.12 million is due to decreased salary expense. The remainder is due to decreased professional service fees, primarily due to the change in auditors and the decline of legal fees associated with the class action lawsuit.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001.

Revenues

        Revenues from continuing operations for the nine months ended September 30, 2002 were $11.4 million, a decrease of 23.8% or $3.5 million from $14.9 million for the nine months ended September 30, 2001.

        Network connectivity services revenues, decreased $1.4 million to $6.1 million for the nine months ended September 30, 2002 from $7.5 million for the nine months ended September 30, 2001. Within the network connectivity services segment, data and voice services accounted for $1.0 million of the decrease with the balance of the decrease attributable to Internet services.  Data and voice services decreased 19.0% from the comparable period in 2001 primarily due to the loss of a large customer as a result of the sale of that customer by its parent company.  Internet services revenues decreased $.4 million or 16.7% to $1.8 million.  The decrease is primarily due to a decrease in dial up connectivity accounts and reduced pricing on some of our dedicated products due to the competitiveness of the industry.

        Technical support services revenues were $4.1 million for the nine months ended September 30, 2002, a decrease of 33.3% or $2.0 million over the comparable period in 2001.  Approximately $1.2 million of the decrease was due to the reduction of revenue from the sale of a portion of the New York technical support services business (consisting of the New York City customer list and related customer contracts).  The remaining decrease in revenue was associated with a large customer's decision to decrease spending in this area.

        Application development and hosting services revenues decreased to $1.2 million for the nine months ended September 30, 2002 from $1.3 million for the comparable period in 2001, a 10.2% decrease.  The decrease is primarily attributable to the downsizing of the application development group.  For the nine months ended September 30, 2002 revenues from hosting services increased 1.1% over the nine months ended September 30, 2001.

Gross Margin

        Gross margin from operations as a percentage of revenues decreased to 40.2% for the nine months ended September 30, 2002 from 40.8% for the nine months ended September 30, 2001. Gross margin from operations decreased $1.5 million to $4.6 million for the nine months ended September 30, 2002 from $6.1 million for the nine months ended September 30, 2001.

        Network connectivity services gross margin as a percent of revenue decreased to 32.2% for the nine months ended September 30, 2002 from 35.3% for the nine months ended September 30, 2001.  Within the network connectivity services segment, data and voice gross margins averaged 19.5% vs. 25.5% in the comparable period in 2001. The decrease in gross margins was primarily due to a one-time adjustment to cost of goods sold due to resolution of the amount of Universal Service Fund liability in the first quarter of 2001.  Gross margins for Internet services increased to 62.0% during the nine months ended September 30, 2002 vs. 58.8% for the comparable period in 2001. The increase in 2002 is primarily attributable to higher costs in 2001 relating to the opening of the New York, San Francisco, and Los Angeles MPOPs along with the reduction of network infrastructure costs, better utilization of bandwidth and a focus on higher margin services.

        Technical support services gross margins averaged 41.2% during the nine months ended September 30, 2002 compared to 40.4% for the comparable period in 2001.  Gross margins in the technical service segment increased due to the sale of a lower margin portion of the New York technical support services business (consisting of the New York City customer list and related customer contracts) along with a change of focus to our higher margin help desk solution.

        Application development and web hosting gross margins were 77.8% during the nine months ended 2002 compared to 73.7% for the nine months ended in 2001.  The increase is attributable to staff reductions in the application development area and focusing our applications development efforts on e-commerce, web centric applications and managed web hosting which are generally higher margin services.

Selling, General, and Administrative Costs

        Selling, general, and administrative costs decreased $1.6 million to $4.4 million for the nine months ended September 30, 2002 from $6.0 million for the nine months ended September 30, 2001.  As a percentage of revenues, selling, general and administrative costs decreased to 38.6% for the nine months ended September 30, 2002 from 39.7% for the nine months ended September 30, 2001.  Of the decrease in selling, general and administrative expenses, $0.7 million is attributable to the sale of a portion of the New York technical support services business (consisting of the New York City customer list and related customer contracts).  Approximately $0.42 million is due to decreased salary expense. The remainder is due to decreased professional service fees, primarily due to the change in auditors and the decline of legal fees associated with the class action lawsuit.

Interest Expense

        At September 30, 2002, we had approximately $1.2 million in borrowings outstanding under our secured line of credit.  During the nine months ended September 30, 2002 we averaged approximately $1.0 million in outstanding borrowings. Interest expense decreased to $85,000 for the nine months ended September 30, 2002 from $118,000 for the nine months ended September 30, 2001, as a result of the lower level of average borrowings outstanding in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

        For the nine months ended September 30, 2002, we reported a net loss from continuing operations of $.44 million and used net cash in operations of $.15 million.  As of September 30, 2002, we had cash and cash equivalents of $.6 million and outstanding indebtedness on our line of credit of $1.2 million. At that date, we had a working capital deficit of $2.7 million.

        On January 31, 2002, we repaid our secured credit facility with Coast Business Credit and entered into a new secured credit facility with DTL One, LLC ("DTL"), a newly formed entity affiliated with director Jeffrey J. Jensen.  Under the DTL line of credit, we may borrow up to 80% of eligible receivables (as defined) up to a total amount of $2.0 million.  Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2%, with a minimum interest rate of 10%. Borrowings under the credit facility are secured by substantially all of our assets.  The credit facility will mature on January 31, 2004.  After January 31, 2003, DTL may terminate the line of credit without cause, upon six months notice.  As of November 13, 2002, approximately $1.2 million was outstanding under the credit facility, and approximately $0.3 million was available to be borrowed under the formula described above.

        In July 2002, UICI (a public company affiliated with a director and certain stockholders of NetLojix) terminated NetLojix as its long distance services provider.  For the nine months ended September 30, 2002, UICI accounted for approximately $1,900,000 of NetLojix's revenues.  However, because of the low margins associated with the UICI contract, we do not believe that the termination will have a material adverse effect on NetLojix's net income.  Also in July 2002, ABN AMRO Inc. terminated NetLojix as its technical services provider.  For the nine months ended September 30, 2002, ABN AMRO accounted for approximately $562,000 of NetLojix's revenues and approximately $382,000 in gross margin.  These terminations could negatively affect our cash flow from operations.

        Historically, our cash flow from operations, our secured borrowings, and occasional private placements of both common and preferred stock have been sufficient to meet working capital and capital expenditure requirements. However, as noted above, our cash flow from operations has been decreasing in recent years.

        We believe that current market conditions are not conducive to raising additional equity capital at this time.  In any event, our current low stock price and delisting from The NasdaqSmallCap Market present substantial obstacles to raising any equity capital. We continue to conserve cash and reduce operating expenses.  As a result of these cost control measures, we expect that operating cash flows coupled with the remaining availability under our secured line of credit facility should be sufficient to meet our minimum working capital requirements into the foreseeable future.

        An important component of our past growth has been to develop our business through acquisitions. However, our current cash position and low stock price again present substantial obstacles to such acquisitions.

Item 3.    Controls and Procedures

        Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Treasurer and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Exchange Act). Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Treasurer and Controller, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted by it under the Exchange Act. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)   As previously noted, NetLojix was a defendant in a class action lawsuit under the federal securities laws initiated in December 1998 in the United States District Court for the Central District of California.   On October 4, 2000, NetLojix finalized an agreement with counsel for the plaintiff class to settle all outstanding claims under the class action lawsuit. After appropriate notice and a hearing, the court entered its final order of dismissal and approval of the settlement on May 29, 2001. Pursuant to the settlement and court order, on August 20, 2002, we issued 232,000 shares of common stock and warrants to purchase an additional 200,000 shares of common stock to a total of 162 persons who were members of the class or attorneys for the class.

        These shares and warrants were not registered under the Securities Act, in reliance upon the exemption from registration set forth in Section 3(a)(10) of the Securities Act.  The terms and conditions of such issuance were approved, after a hearing upon the fairness of such terms and conditions, by the United States District Court for the Central District of California.  No underwriters were used in this issuance.

        The warrants to purchase common stock that were part of such issuance had an exercise price of $8.00 per share and were to be exercisable during the two-year period after registration of the underlying common stock was effected.  By their terms, the warrants were redeemable at the option of NetLojix for a redemption price equal to equal to the number of shares issuable upon exercise of the warrants, multiplied by $0.05.  NetLojix elected to redeem the warrants, and such redemption became effective on October 14, 2002.  Accordingly, the warrants are no longer outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(b)   NetLojix has outstanding 147,700 shares of its Series A Convertible Preferred Stock (the "Series A Preferred").  The Series A Preferred ranks prior to NetLojix's common stock.  As of November 13, 2002, dividend in arrears on the Series A Preferred totaled $231,392.

ITEM 5.  OTHER INFORMATION

        On October 7, 2002, the Board of Directors of NetLojix filled the existing vacancy on the Board by appointing Peter Wenner to serve as a director. Mr. Wenner is a principal of Wenner & Associates, LLC, which provides financial, strategic and real estate consulting services for clients located in Europe, China and the United States.  From April 1997 through April 2001, Mr. Wenner was a principal of and development manager for Atlas Homes, LLC, which developed a 500-acre master planned residential development. He received a Bachelor of Science degree from the University of Wisconsin and a Master of Business Administration degree from the University of Southern California.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

             99.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
             99.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

     (b)   Reports on Form 8-K.  NetLojix did not file any reports on Form 8-K during the quarter ended September 30, 2002.

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
      ------------------------
      Gregory J. Wilson
      Treasurer and Controller
      (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)

Dated: November 13, 2002

CERTIFICATIONS

I, Anthony E. Papa, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NetLojix Communications Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 13, 2002

/s/  ANTHONY E. PAPA
---------------------------------
Anthony E. Papa
Chairman of the Board and
Chief Executive Officer

CERTIFICATIONS

I, Gregory J. Wilson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NetLojix Communications Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 13, 2002

/s/  GREGORY J. WILSON
---------------------------------
Gregory J. Wilson
Treasurer and Controller (Principal
Financial Officer and Principal Accounting Officer)