Form 10KSB
period 2002-12-31
NETLOJIX COMMUNICATIONS INC
filed 2003-03-26
CIK 1005974

                                              U.S. SECURITIES AND EXCHANGE COMMISSION

                                                                  WASHINGTON, D.C.  20549

                                                                             FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Fiscal Year Ended: December 31, 2002

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934.

For the transition period from  ____________  to ___________.

                                                             Commission file number        0-27580

                                                                   NetLojix Communications, Inc.
                                                                -------------------------
                                                   (Exact Name of Small Business Issuer in Its Charter)

Delaware	87-0378021
----------	----------
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Bath Street, Santa Barbara, CA ----------------------------------	93101 -----
(Address of Principal Executive Offices)	(Zip Code)

(805) 884-6300
--------------
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $0.01
-----------------------------
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X             No
   -----           ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [    ]

State issuer's revenues for its most recent fiscal year: $14,477,000.

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $207,252, computed at the last sale price of such Common Stock on The OTC Bulletin Board as of March 20, 2003.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 24, 2003, there were 14,695,149 shares of the Registrant's Common Stock, par value $0.01, issued and outstanding, excluding treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes          No   X
                                                                                             -----           -----

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTORY STATEMENT

        THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT").  FORWARD-LOOKING STATEMENTS ARE STATEMENTS OTHER THAN HISTORICAL INFORMATION OR STATEMENTS OF CURRENT CONDITION AND RELATE TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF NETLOJIX COMMUNICATIONS, INC. ("NETLOJIX"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF NETLOJIX'S STRATEGIES, PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS. SOME FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY USE OF SUCH TERMS AS "BELIEVES," "ANTICIPATES," "INTENDS" OR "EXPECTS." NETLOJIX'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. NETLOJIX UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.   THE CAUTIONARY STATEMENTS MADE IN THIS ANNUAL REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS ANNUAL REPORT.

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

Technical Support Services

  In November 1998, we acquired Remote Lojix/ PCSI, Inc., a privately held corporation based in NY, which provided system integration and local area network services to corporate customers primarily in the eastern United States. This acquisition provided us with the necessary sales, technical resources and service capabilities to initiate our strategy to provide technical support services to our existing and new customers.

  In August 2000, we acquired Smith Technology Solutions, Inc., a privately held corporation based in Northern California ("STS"), which provided technical support services to corporate customers, primarily in California. Subsequent to December 31, 2002, we ceased operations at STS and are negotiating the transfer of STS's customers and certain other assets to Dewayne Cornelious, the former general manager of STS.
  In September 2000, we acquired CW Electronic Enterprises, Inc., a privately held corporation based in Chicago, which provides technical support services to corporate customers, primarily in Illinois.
  In September 2001, we sold a portion of the New York technical support services business (consisting of its New York City customer list and related customer contracts) to Laser Printer Care Company Ltd. We retained all of our help desk customers and contracts.

Application Development and Hosting

  On September 25, 1998, we acquired Digital Media International, Inc., a privately held corporation based in Santa Barbara, California, which developed software for educational, entertainment and other applications.  During 2000, we reduced our focus and capabilities in this area.

"Going Private" Transaction

        On December 30, 2002, NetLojix announced the signing of a definitive agreement for the merger of NetLojix Acquisitions Corporation ("NAC") with and into NetLojix. NAC is owned and controlled by Anthony E. Papa and James P. Pisani (NetLojix's Chief Executive Officer and President, respectively).  Under the terms of this "going private" transaction, NAC will pay approximately $260,000 for all the outstanding shares of NetLojix's common stock (other than those shares beneficially owned by Mr. Papa and Mr. Pisani or by any dissenting stockholders).  Stockholders will receive $0.02 in cash, without interest, for each outstanding share of NetLojix's common stock (other than any shares owned by Mr. Papa or Mr. Pisani or any dissenting stockholders).  Following the merger, NetLojix will no longer be publicly traded and will continue operations as a privately held corporation.  The merger and the merger agreement have been approved by both an independent special committee and by the full Board of Directors of NetLojix.  However, the closing of the merger is subject to a number of significant conditions, including approval by a majority of NetLojix stockholders.

        This Annual Report is not a solicitation of a proxy to vote in connection with the transaction.  In connection with obtaining stockholder approval of the transaction, NetLojix will file a proxy statement with the Securities and Exchange Commission and distribute it to stockholders and will file and distribute such other additional materials as required by applicable law. Stockholders should read the proxy statement and other materials carefully when they become available, because they will contain important information about the transaction, including its various terms and conditions. Stockholders will also be able to obtain the proxy statement at no charge at the SEC's website at www.sec.gov.

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

        NetLojix is organized into three primary business segments: network connectivity, technical support services and application development and hosting (See "Segment Reporting", Notes to the Consolidated Financial Statements).  The network connectivity segment, which accounted for 54.5% of NetLojix's revenue for the year ended December 31, 2002, includes traditional long distance services, calling card, dedicated voice and data access and numerous Internet service options.  The technical support services segment accounted for 34.8% of NetLojix's revenues in 2002.  This segment's services include flat-fee maintenance contracts, prepaid time block retainers, help desk management contracts, LAN installations, warranty repairs and a small amount of hardware sales. The final segment is applications development and hosting services, which contributed 10.7% of 2002 revenue.  Its services include producing, designing, and programming creative multimedia applications that can be produced as a web application or a stand alone application as well as web hosting services.

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

Customers

        Our customers are primarily owners of small to mid-size businesses (50-500 employees) and are located in many geographic regions of the United States.  There are slight concentrations around NetLojix's offices in New York, Chicago, Fort Worth, Texas and California.  For the twelve months ended December 31, 2002, one customer (SG Cowen Securities Corporation) in the Technical Support Services segment represented approximately 16.2% of our revenue.  That customer reduced its usage of our services in 2002, and has indicated that it will further reduce or eliminate its usage of our services in 2003.  We currently do not know if that customer will continue to utilize our services in the remainder of 2003.

        For the year ended December 31, 2002 revenue from related parties as a percentage of total revenue increased 7 percentage points, to 27%, with the increase growing throughout the year.  However, UICI (a public company affiliated with certain stockholders of NetLojix) terminated NetLojix as its long distance services provider as of December 2002.  For the twelve months ended December 31, 2002, UICI accounted for approximately $2,084,000 of NetLojix's $3,929,000 affiliated revenue and 14.4% of NetLojix's total revenue

Regulation

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

Competition

        The telecommunications and information technology industries are highly competitive and affected by rapid regulatory and technological change.  We face intense competition in each of our individual product and service offerings.

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

Intellectual Property

        We use several unregistered trademarks in our marketing materials. These include NetLojix Communications™, mPOP™, Silicon Beach™, WestNet Communications™, Remote Lojix™, Addictive Media™, Digital Meteor™, ShopLojix™, SiteLojix™HostCare™, AppCare™, SecureCare™ and StorageCare™, which we have not sought to register. While these trademarks are important to our business, we do not believe that failure to register these trademarks poses any material risk of infringement on our rights to use such trademarks.

Employees

        As of March 24, 2003, NetLojix and our subsidiaries had 83 full-time employees.  None of the employees are represented by unions. We supplement our work force from time to time with contractors, administrative personnel employed through agencies, and part-time employees. We believe that we have good relations with our employees.

RISK FACTORS

        IN EVALUATING NETLOJIX, ITS BUSINESS, OPERATIONS AND FINANCIAL POSITION, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS FORM 10-KSB. THE FOLLOWING FACTORS, AMONG OTHERS, COULD AFFECT NETLOJIX'S ACTUAL FUTURE OPERATING RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER FROM THE RESULTS DISCUSSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF NETLOJIX.

We may not be able to continue as a going concern

        We have incurred significant losses from operations in each of the last five years, and we may continue to lose money for the foreseeable future.  As a result of our recurring operating losses and our working capital deficiency, our auditors have indicated that they have substantial doubt about our ability to continue as a going concern.

We will need to raise additional capital

        In the last two years, we have reduced our operating expenses and attempted to conserve cash.  During that time, our cash flow from operations and our secured borrowings have been sufficient to meet our reduced working capital and capital expenditure requirements.  However, we have reached the borrowing limit under our secured credit facility and are currently in default under it.  Our secured lender has not yet exercised its right to accelerate the required repayment of the amounts due under the facility, but it has notified us that it does not intend to renew the facility. We are continuing to explore other possible sources of cash.  However, our current low stock price and delisting from The Nasdaq SmallCap Market in June 2001 present substantial obstacles to any equity financing.  It may be difficult or impossible for us to raise additional capital when we need it.

The "going private" transaction could limit investors' gains on NetLojix common stock.

        If the "going private" transaction is consummated on the terms currently contemplated, stockholders (other than Mr. Papa and Mr. Pisani or any dissenting stockholders) will receive $0.02 in cash, without interest, for each outstanding share of NetLojix's common stock they own. This could limit the gains realized by investors currently purchasing NetLojix common stock.

The stock price is volatile

        The trading volume of the common stock has been variable, but often low. As a result, relatively small trades may significantly affect the market price of the common stock.  While the trading price of our common stock has been extremely low for more than a year, there have been significant changes in the price on a percentage basis.  This volatility may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, developments in the proposed "going private" transaction, announcements of potential acquisitions, changes in regulations, industry consolidation and mergers, conditions and trends in the market, adoption of new accounting standards affecting the industry, general market conditions and other factors.  In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of companies like NetLojix. Many of these factors are beyond our control.

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

        The technical support industry is characterized by numerous competitors offering one or more services that we provide. We compete with PC vendors and PC resellers for maintenance and extended warranty services and large IT consulting firms for our "help" desk and IT facilities management services. In addition, there are numerous small companies that compete effectively for technical support services within one or more industry specific niche markets or geographic areas.  Many competitors are substantially larger than we are and have greater financial, technical, service and marketing resources.

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

Our executive officers, directors and existing stockholders will have the ability to exercise significant control

        Executive officers, directors and members of their families beneficially own, in the aggregate, approximately 36% of our outstanding common stock.  In addition, as of January 31, 2002, an entity affiliated with director Jeffrey J. Jensen became NetLojix's secured lender.  These stockholders will be able to exercise effective control over all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change of control, which could negatively affect the stock price.

Future sales of common stock may negatively affect our stock price

        If requested by certain shareholders, we are required to register for resale approximately 3,200,000 shares of common stock that are held by executive officers and directors of NetLojix, members of their families and certain charitable foundations, pursuant to a registration rights and lockup agreement. The market price of our common stock could decline as a result of sales of a large number of shares of NetLojix common stock in the market, or the perception that such sales could occur.  These sales might also make it more difficult for us to sell equity securities in the future at a time that we consider appropriate.

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

We have a secured credit facility with a newly-formed lender

        On January 31, 2002, our secured credit facility with Coast Business Credit expired.  We entered into a new secured credit facility with DTL One, LLC ("DTL"), a newly-formed entity owned by director Jeffrey J. Jensen. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."  As of March 24, 2003, approximately $1.2 million is outstanding under the DTL credit facility and we are currently in default.  NetLojix has been notified by DTL One that it does not intend to renew the agreement.

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

        NetLojix believes that DTL will meet its obligations under the credit facility in the event that NetLojix is able to draw additional funds. NetLojix also believes that the DTL credit facility is more favorable to NetLojix than the other alternatives that were available to NetLojix upon the expiration of the Coast facility.  However, because DTL is not an established institutional lender, NetLojix has less of a track record upon which to predict DTL's performance. If DTL is unable or unwilling to honor a borrowing request in a timely fashion, our cash flow could be seriously impaired, and this would have a material adverse effect on our operations and financial condition.

We will not be able to make acquisitions of other companies

        An important component of our past growth has been to develop our business through acquisitions. Given NetLojix's current cash position and low stock price, it will be very difficult for us to acquire new companies or businesses.  So we are not likely to be able to continue to grow by acquisitions.

Forward-looking Statements

        Certain statements contained in this Form 10-KSB, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of NetLojix to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those set forth above. GIVEN THESE UNCERTAINTIES, THE STOCKHOLDERS OF NETLOJIX ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

ITEM 2. DESCRIPTION OF PROPERTY

        We do not own any real property.  The table below sets forth certain information with respect to the material properties that we lease, including the executive offices in Santa Barbara, California. All of such properties consist of office space and data centers.

Location	Square feet	Expiration date (1)	Current monthly rent (2)
501 Bath Street Santa Barbara, CA	6,978	March 2003 (3)	$18,565

104 West Anapamu Suites C, D, & E Santa Barbara, CA	6,693	November 2006 (4)	$8,590

1024 Serpentine Lane Suite 107 Pleasanton, CA	2,862	July 2003	$5,572

519 W. Golf Road Arlington Heights, IL	5,850	October 2006	$4,266

7001 Grapevine Highway Suite 525 North Richland Hills, TX	3,183	May 2005	$3,643

1495 Palma Dr. Suite D Ventura, CA	1,000	May 2004	$630

(1)                  Subject to certain renewal options held by NetLojix.
(2)                 All amounts shown are on a triple net basis.
(3)                 NetLojix is currently attempting to negotiate a one-year extension on a smaller space in this building.
(4)                 Expires as to the majority of the space in November 2006.  Expires as to other portions of the space in May 2005.

        We expect that our current facilities will be more than sufficient to meet our needs at least for the next twelve months and that additional facilities will be available at competitive rates if needed.

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

Year ending December 31, 2001	High	Low
First Quarter	$0.81	$0.13
Second Quarter	$0.47	$0.09
Third Quarter	$0.23	$0.10
Fourth Quarter	$0.30	$0.10
Year ending December 31, 2002
First Quarter	$0.20	$0.13
Second Quarter	$0.18	$0.07
Third Quarter	$0.09	$0.02
Fourth Quarter	$0.05	$0.01

        The number of shareholders of record of NetLojix common stock as of March 17, 2002, was 706.  At that date there were two record holders of NetLojix preferred stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion should be read in connection with the consolidated financial statements and the accompanying footnotes included later in this Form 10-KSB.  This discussion includes "forward-looking" statements, which are based on current expectations and judgments of management, which involve risks and uncertainties.   There are risks that what we expect may not happen in the future.  Because of these risks and uncertainties, what happens in the future may be very different from what we contemplate in our forward-looking statements.

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

        The second policy relates to accounts receivable. Interest is not accrued on overdue accounts receivable.  The allowance for doubtful accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

        The third critical accounting policy relates to depreciation of fixed assets. The purchase of equipment is capitalized based on its cost. We provide depreciation of fixed assets using the straight-line method over the equipment's estimated useful life. We have also excluded $102,000 and $100,000 for the year ended December 31, 2002 and 2001 respectively in depreciation from Cost of Sales.

Extraordinary Transactions

        In connection with the sale in November 1999 of Matrix Telecom (a former subsidiary of NetLojix) to Platinum Equity Holdings LLC, the amount of the final purchase price is subject to adjustment based on finalization of a balance sheet for Matrix Telecom as of August 31, 1999 and agreement by both parties. NetLojix provided the purchaser a Matrix Telecom balance sheet prepared in accordance with generally accepted accounting principles as required.  We were subsequently notified by Platinum that it materially disagreed with the closing balance sheet that we prepared and that it believed it was entitled to a reduction of the purchase price we had received.  We attempted to resolve the matter, but the purchaser resisted submitting the matter to an independent firm of accountants chosen by the parties for final resolution, as required by the contract.   Our last contact with Platinum regarding this matter was in February 2001, and we have had no indication since then that Platinum intends to pursue this dispute.  At this time, we do not expect any additional expense or recovery and have chosen not to pursue legal action against Platinum.  We believe that the ultimate resolution of the items in dispute will not materially affect the recorded gain.

        On September 30, 2001 we sold a portion of our New York technical support services business (consisting of our New York City customer list and related customer contracts) to Laser Printer Care Company, Ltd. We retained all of our help desk customers and contracts. This was a non-cash transaction with the purchaser assuming our responsibility for unused customer retainers and remaining terms on service agreements, which were held as liabilities.  We recorded a gain (net of costs) of $203,000 in connection with this sale as a result of the removal of these liabilities. In addition, if the purchaser was able to renew retainers, service agreements or provide any additional services to the customers that were transferred, then it was to pay us 5% of any such cash received prior to September 30, 2002. We have recorded $3,918 in such additional payments as of September 30, 2002.

         On December 30, 2002 NetLojix announced the signing of a definitive agreement for the merger of NetLojix Acquisitions Corporation with and into NetLojix. NetLojix Acquisitions Corporation is owned and controlled by Anthony E. Papa and James P. Pisani (NetLojix's Chief Executive Officer and President, respectively).  Under the terms of the merger, NetLojix Acquisitions Corporation will pay approximately $260,000 for all the outstanding shares of NetLojix's common stock (other than those shares beneficially owned by Mr. Papa and Mr. Pisani).  Stockholders will receive $0.02 in cash, without interest, for each outstanding share of NetLojix's common stock (other than any shares owned by Mr. Papa or Mr. Pisani or any dissenting stockholders).  Following the merger, NetLojix will no longer be publicly traded and will continue operations as a privately held corporation.  The merger and the merger agreement have been approved by both an independent special committee and by the full Board of Directors of NetLojix.  However, the closing of the merger is subject to a number of conditions, including approval by a majority of NetLojix stockholders.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 compared with Year Ended December 31, 2001

Revenues

        Revenues from operations decreased $4.6 million or 24.4% to $14.5 million for the year ended December 31, 2002 as compared to $19.1 million for 2001.  Revenues from related parties were $3.9 million for 2002, an increase of $104,000, or 3%, over 2001.  For the year ended December 31, 2002, revenue from related parties as a percentage of total revenue increased 7 percentage points, to 27%, with the increase growing throughout the year.  These related parties include UICI, Excel Agent Services LLC, HealthAxis.com and Specialized Association Services (all companies affiliated with a director and/or certain other stockholders of NetLojix). The increase in revenue from related parties as a percentage of total revenue was mainly due to the loss or decrease in services of non-affiliated customers such as Infosys, SG Cowen Securities Corporation, ABN AMRO Inc. and the New York City technical support services customers that we sold to Laser Printer Care Company Ltd.  These related party revenues reflect long distance and data network services we provide to such parties on effectively the same terms as our other customers. For the twelve months ended December 31, 2002, UICI accounted for approximately $2.1 million of NetLojix's $3.9 million of 2002 related party revenue.  However, UICI terminated NetLojix as its long distance services provider with service ending in December of 2002.

Network Connectivity Segment

        During 2002 we derived 54.5% of our revenues from network connectivity services versus 50.9% in 2001.  Network connectivity services revenues, decreased $1.9 million to $7.9 million for the year ended December 31, 2002 from $9.8 million for the year ended December 31, 2001. Within the network connectivity services segment, data and voice services accounted for $1.4 million of the decrease with the balance of the decrease attributable to Internet services.  Data and voice services revenues decreased 19.5% from the year 2001 primarily due to the loss of a large customer.  Internet services revenues decreased $0.5 million or 17.9% to $2.3 million. The decrease is primarily due to a decrease in dial up connectivity accounts and reduced pricing on some of our dedicated products due to the competitiveness of the industry

Technical Support Services Segment

        Technical support services revenues were $5.1 million for the year ended December 31, 2002, a decrease of 35.1% or $2.7 million from the year ended December 31, 2001.  Approximately $1.2 million of the decrease was due to the reduction of revenue from the sale of a portion of the New York technical support services business (consisting of the New York City customer list and related customer contracts) to Laser Printer Care Company Ltd.  The remaining decrease in revenue was associated with a large customer's decision to decrease spending in this area.

Application Development and Hosting Segment

        Application development and hosting services revenues decreased to $1.5 million for the year ended December 31, 2002 from $1.6 million for the year ended December 31, 2001, a 5.1% decrease.  The decrease is primarily due to lower customer spending on non-recurring revenue streams such as application development projects and our increased focus on monthly recurring revenue streams such as hosting and managed services.  For the year ended December 31, 2002 revenues from hosting services increased 1.1% over the year ended December 31, 2001.

Gross Margin

        Gross margin from operations as a percentage of revenues decreased to 40.3% for the year ended December 31, 2002 from 40.5% for the year ended December 31, 2001. Gross profit from operations decreased $1.9 million to $5.8 million for the year ended December 31, 2002 from $7.7 million for the year ended December 31, 2001.

Network Connectivity Segment

         Network connectivity services gross margin as a percent of revenue decreased to 33.2% for the year ended December 31, 2002 from 35.1% for the year ended December 31, 2001.  Within the network connectivity services segment, data and voice gross margins averaged 21.2% vs. 19.5% in the comparable period in 2002. The increase in gross margin was primarily due to increased rates for one of our larger customers due to their decision not to renew their contract.  Gross margins for Internet services decreased to 61.0% during the year ended December 31, 2002 vs. 62.0% for the comparable period in 2001. The decrease from 2001 is primarily attributable to the added costs associated with the reorganization of our network to produce future cost savings.

Technical Support Services Segment

        Technical support services gross margin was 39.4% during the year ended December 31, 2002 compared to 40.3% for the comparable period in 2001.  Gross margins in the technical service segment decreased primarily as a result of increased costs associated with creating an in house remote help desk along with special projects that required us to supplement our own personnel with higher cost subcontractors in order to accommodate our customers needs.

Application Development and Hosting Segment

        Application development and web hosting gross margin was 80.0% during the year ended December 31, 2002 compared to 73.4% for the year ended December 31, 2001.  The increase is attributable to staff reductions in the application development area and focusing our applications development efforts on e-commerce, web centric applications and managed web hosting which are generally higher margin services.

Selling, General, and Administrative Costs

        Selling, general, and administrative costs decreased $1.6 million to $5.7 million for the year ended December 31, 2002 from $7.3 million for the year ended December 31, 2001.  As a percentage of revenues, selling, general and administrative costs increased to 39.1% for the year ended December 31, 2002 from 38.2% for the year ended December 31, 2001.

        Of the decrease in selling, general and administrative expenses, $0.7 million is attributable to the sale of a portion of the New York technical support services business (consisting of the New York City customer list and related customer contracts) to Laser Printer Care Company Ltd.  Approximately $0.65 million is due to decreased salary expense. The remainder is due to decreased professional service fees, primarily due to the change in auditors and the decline of legal fees after the 2001 court approval of a settlement of a class action securities lawsuit.

Depreciation and Amortization

        Depreciation and amortization decreased $0.8 million to $0.8 million for the year ended December 31, 2002 from $1.6 million for the year ended December 31, 2001. The decrease was primarily due to decreased amortization related to the write off of approximately $5.1 million of goodwill and other long-lived intangible assets (primarily acquired customer bases) on December 31, 2001.  Using FAS-121 we assess the recoverability of our recorded goodwill by determining whether the amortization of the balance over its remaining life could be recovered through estimated undiscounted future cash flows of the acquired businesses.  Also, we assess the recoverability of our acquired customer bases by comparing the recorded value to estimated undiscounted future cash flows from the use of the asset. The amount of impairment is measured based on the difference between the recorded net book value and the estimated fair value of the intangible assets.  We recognized the possibility of impairment to the intangible assets recorded for the acquisitions of Remote Lojix/ PCSI, Inc., Smith Technology Solutions, Inc., and CW Electronic Enterprises, Inc. due to a significant change in business climate.  Increased competition applying downward pressure on prices, economic factors causing reduced spending by all customers and the loss of key customers led us to this conclusion.  The calculation of the estimated undiscounted future cash flows for these three Technical Support Service acquisitions did not support that any of the recorded goodwill in the net amount of $4,248,000 or other long-lived intangible assets in the net amount of $851,000 would be recovered.  The total was written off as of December 31, 2001.

Settlement Costs

        On October 4, 2000, NetLojix finalized an agreement with counsel for the plaintiff class to settle all outstanding claims under a federal securities class action lawsuit then pending against NetLojix. During the last quarter of 2000 and the first quarter of 2001, NetLojix paid a total of $150,000 for administrative costs and other settlement implementation expenses.

        On May 29, 2001, the court entered its final order of dismissal and approval of the settlement.  During the third quarter of 2002, we issued for distribution to the claimant class members, and payment of the plaintiffs attorneys' fees and litigation expenses, a total of 232,000 shares of common stock and warrants to purchase 200,000 shares of NetLojix's common stock.  During the three month period ended March 31, 2000, we recorded a charge against earnings of $998,000 and a liability relating to the expected settlement. The value of the settlement charge was based on the shares being valued at the current stock price at the time of $3.06 and the warrant value being calculated by using the Black-Scholes method. On the date that the settlement became effective, this liability was adjusted using the same method as stated above based on NetLojix current market value of $0.27. This resulted in a credit to earnings in the second quarter of 2001 of $684,000.

Interest Expense

        At December 31, 2002, we had approximately $1.2 million in borrowings outstanding under our secured line of credit.  During the year ended December 31, 2002 we averaged approximately $1.1 million in outstanding borrowings.  Interest expense decreased to $118,000 for the year ended December 31, 2002 from $140,000 for the year ended December 31, 2001, as a result of lower rates offsetting the higher level of average borrowings outstanding.

LIQUIDITY AND CAPITAL RESOURCES

        For the year ended December 31, 2002, NetLojix reported a net loss from continuing operations of $0.9 million and net cash used from operations of $0.3 million.  As of December 31, 2002, NetLojix had cash used by investing activities of $0.06 million with cash provided from financing activities of $0.75 million.  The main change in the cash flow statement from December 31, 2001, is the increase in borrowings, which paid down accounts payable.  As of December 31, 2002, NetLojix had cash and cash equivalents of $0.5 million and an outstanding indebtedness on its line of credit of $1.2 million. At that date, we had a working capital deficit of $2.8 million.  As a result of our operating losses and our working capital deficiency, our auditors have indicated that they have substantial doubt about our ability to continue as a going concern.

        On January 31, 2002, we repaid our secured credit facility with Coast Business Credit and entered into a new secured credit facility with DTL One, LLC ("DTL"), a newly formed entity affiliated with director Jeffrey J. Jensen.  Under the DTL line of credit, we may borrow up to 80% of eligible receivables (as defined) up to a total amount of $2.0 million.  Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2%, with a minimum interest rate of 10%. Borrowings under the credit facility are secured by substantially all of our assets.  The credit facility will mature on January 31, 2004.  After January 31, 2003, DTL may terminate the line of credit without cause, upon six months notice.  As of March 24, 2003, approximately $1.2 million is outstanding under the credit facility, and no amounts are available to be borrowed under the formula described above.  We have been in default under the DTL facility since January 2003, because our borrowings have exceeded 80% of our eligible receivables.  DTL has notified us that it does not intend to renew the line of credit upon expiration, but has not yet exercised its right to accelerate the required repayment of the amounts due under the facility.

        In July 2002, UICI (a public company affiliated with certain stockholders of NetLojix) terminated NetLojix as its long distance services provider.  The termination became effective in December 2002. For the year ended December 31, 2002, UICI accounted for approximately $2.1 million of NetLojix's revenues.  Also in July 2002, ABN AMRO Inc. terminated NetLojix as its technical services provider.  For the year ended December 31, 2002, ABN AMRO accounted for approximately $563,000 of NetLojix's revenues.  Finally, SG Cowen Securities Corporation, our single largest customer, dramatically reduced its usage of our services in 2002, and has indicated that it will further reduce or eliminate its usage of our services in 2003. These terminations or reductions will negatively affect our cash flow from operations.

        We believe that current market conditions are not conducive to raising additional equity capital at this time.  Our current low stock price and delisting from The Nasdaq SmallCap Market present substantial obstacles to raising any equity capital.

        Historically, our cash flow from operations, our secured borrowings, and occasional private placements of both common and preferred stock have been sufficient to meet working capital and capital expenditure requirements. However, as noted above, our cash flow from operations has been negatively affected, and no additional amounts are available to us under our credit facility or through the capital markets.  During the last two years, we have taken steps to conserve cash and reduce operating expenses.  If our cash flow from operations continues to be negative, we will have to engage in additional cost control measures in order to meet our minimum working capital requirements.

        As of December 31, 2002, NetLojix's current assets consisted primarily of cash of $473,000 and accounts receivable of $1,259,000, net of an allowance for doubtful accounts of $239,000.  For the year ended December 31, 2002 accounts receivable from related parties was $0.4 million or 33%.  This reserve is established based on factors surrounding the credit risk of customers, historical trends and other information.  At that date, $108,000 of our accounts receivable were over ninety days past due, including one customer with a $124,000 balance on a payment plan.  NetLojix's current liabilities included $1.2 million on our line of credit and $2.3 million in accounts payable, payroll related expenses and accrued network services.  At December 31, 2002, NetLojix had $664,000 of unearned revenue, which consisted primarily of amounts billed and/or paid in advance for telecom and Internet related services with smaller amounts relating to prepaid retainers and service contracts.  In connection with our 1998 acquisition of Remote Lojix/PCSI, Inc. we have accrued $461,000 in possible liabilities, which makes up most of our other current liabilities. However our ultimate liability may exceed that amount.  On March 10, 2003 we received an assessment from the New York State Department of Taxation and Finance related to a portion of this liability in the amount of $115,000.

        We lease office space and various equipment under operating leases which expire in various years through 2006.  In the normal course of business, operating leases are generally renewed or replaced by other leases. Total rental expense was $658,000 in 2002 and $742,000 in 2001. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2002 are: $301,000; 2003 - $206,000; 2004 - $163,000; 2005 - $124,000; 2006 - and $0; 2007.  NetLojix currently has multiple contracts for switching and transmission facilities, equipment, network lines and software.  The total commitment is approximately $475,000 with termination dates ranging from present through second quarter 2005.  The commitment consists of a number of small contracts with venders for services with varying minimum amounts and termination dates, none of which is material by itself.  The larger telecom contracts with minimum commitments that we have had in the past have been renegotiated to exclude minimums.

        NetLojix has service contracts with the majority of its business customers.  Some of these contracts have minimum commitments by the customers that range in amount from $25 to $35,000 per month. The majority of such contracts have fixed terms of one year.  Many of our service contracts have no minimum commitments or fixed terms and are based on actual usage.

INFLATION

        The relatively moderate rates of inflation over the past two years have had an insignificant effect on our net sales and our profitability.

RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued SFAS 141 "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and certain intangible assets will no longer be amortized but will be subject to annual impairment tests.  Other intangible assets with finite useful lives will continue to be amortized over their useful lives.  We do not expect any material effect on our financial position or results of operations from the adoption of these statements.  The Company adopted this pronouncement on January 1, 2002.

         In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations", effective for fiscal years starting after June 15, 2002.  SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations.  Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.  We do not expect any material effect on our financial position or results of operations from the adoption of this statement. The Company adopted this pronouncement on January 1, 2003.

         In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of  Long-Lived Assets,"  effective for fiscal years starting after December 15, 2001 and interim periods within those years.  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.  We do not expect any material effect on our financial position or results of operations from the adoption of this statement. The Company adopted this pronouncement on January 1, 2002.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3.  SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3.  The Company adopted this pronouncement on January 1, 2003.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements of NetLojix are included beginning immediately following the signature page to this report.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

        There are five members of our Board of Directors.  Information with respect to the directors is set forth below.

        Anthony E. Papa, age 40, has been the Chairman of the Board and Chief Executive Officer of NetLojix since October 1996.  Mr. Papa was also President of NetLojix from October 1996 until February 1998. Prior to October 1996, Mr. Papa had served as President of ICS Communications, Inc., Richardson, Texas, a national provider of cable television, wireless paging, local and long distance telephone services from December 1992.  Before joining ICS Communications, Mr. Papa served as general manager for Spectradyne, Inc., the largest provider of pay-per-view entertainment and interactive services to the hospitality industry.   Mr. Papa is a director of ABC-Clio, Inc., an international publisher of historical reference materials for institutions of higher education.   Mr. Papa received a B.S. in Management from Iona College, in New Rochelle, New York.

        James P. Pisani, age 38, has been the President of NetLojix since February 1998, and has served as Chief Operating Officer and Secretary of NetLojix since October 1996.  From October 1996 to May 1999, Mr. Pisani was the Chief Financial Officer of NetLojix.  Mr. Pisani also served as Chief Accounting Officer of NetLojix from October 1998 until May 3, 1999 From October 1996 to February 1998, Mr. Pisani was the Executive Vice President of NetLojix. Prior to October 1996, he served as Vice President of Sales and National Accounts for ICS Communications.  While at ICS, Mr. Pisani was responsible for that firm's business-to-business and consumer sales activities. Mr. Pisani graduated from Princeton University in 1986, with a degree in Economics.

        Jeffrey J. Jensen, age 44, has been a director of NetLojix since January 1998.  He has been the President of Specialized Association Services, Ltd., which provides marketing and administrative services to regional and national trade associations, for more than five years. Between 1996 and July 1998, Specialized Association Services was known as CORE Marketing, Inc. and provided direct mail and telemarketing facilities in addition to its other activities. Mr. Jensen has also been the President of United Group Service Centers, Inc., an employee leasing company, since January 2000, and prior to that was its Vice President for more than five years.  Mr. Jensen is a director of RMH Teleservices, Inc. (Nasdaq: RMHT), a provider of outsourced customer relationship management, and became Chairman of the Board of that company in August 2002.  Mr. Jensen received B.A. degrees in Economics and Philosophy from Cornell College, in Mount Vernon, Iowa and holds an M.S. in Information Systems from the University of Texas at Arlington.

        Anthony D. Martin, age 53, has been a director of NetLojix since April 1999. Mr. Martin was the President and Chief Operating Officer of PF.Net Communications, Inc., a facilities-based provider of high capacity fiber optic network and infrastructure and communications services, from March 2000 to December 2000.  Mr. Martin was Managing Director of CrossHill Financial Group Inc., from March 1998 to April 2000.  From January 1997 through July 1997, he served as President and CEO of Nexus Communications, Inc., a start-up company providing information services.  From January 1994 to December 1996, he served as Vice President, Business Development of MCI Metro, MCI Telecommunications, Inc.'s local service initiative.  Prior to that, he held several senior management positions at MCI, including Vice President, Access Services Project Management; Vice President, Systems Engineering and Support Operations; Vice President, Carrier Marketing and Alliances; Vice President, Finance Administration; and Vice President, Technical Planning.  He received a B.S. from the United States Naval Academy and an M.B.A. from the University of Detroit.

       Peter Wenner, age 44, has been a director of NetLojix since October 2002.  Mr. Wenner is a principal of Wenner & Associates, LLC, which provides financial, strategic and real estate consulting services for clients located in Europe, China and the United States.  From April 1997 through April 2001, Mr. Wenner was a principal of and development manager for Atlas Homes, LLC, which developed a 500-acre master planned residential development. He received a Bachelor of Science degree from the University of Wisconsin and a Master of Business Administration degree from the University of Southern California.

Executive Officers

        Set forth below is information with respect to the only executive officer of NetLojix other than Messrs. Papa and Pisani.  Information with respect to Messrs. Papa and Pisani is set forth above under "Directors."

        Gregory J. Wilson, age 36, has been Treasurer of NetLojix since March 2001. He has served as Controller and Chief Accounting Officer of NetLojix since January 2001, and prior to that he had served as Assistant Controller of NetLojix since January 2000.  From January 1994 to January 2000, Mr. Wilson was the Accounting Manager for Imperial Credit Industries, Inc., a financial services holding company.  Mr. Wilson received a B.S. and an M.B.A. from the California Polytechnic University, San Luis Obispo.

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

        Based solely on a review of the copies of Section 16(a) forms furnished to NetLojix, and on written representations that no Forms 5 were required, NetLojix believes that during 2002 no officer, director or greater than ten-percent shareholder failed to file on a timely basis any report required under Section 16(a).  Four shareholders who are not directors or officers of NetLojix did file Forms 5 reporting transactions that took place in prior years.  These shareholders had previously filed a Schedule 13D indicating that they constituted a "group" for purposes of Section 13(d) of the Exchange Act that owned in excess of ten percent of NetLojix's outstanding common stock.  The shareholders have represented to NetLojix that they no longer constituted a group at the time of the transactions reported in the Forms 5, but that they filed the Forms 5 to explain clearly the lack of group status and out of an abundance of caution.  Information with respect to such Forms 5 is set forth below:

Name of Person	Number of Late Reports	Number of Transactions	Type of Report
Gladys M. Jensen	1	1	Form 5
James J. Jensen	1	2	Form 5
Janet J. Jensen	1	1	Form 5
Ronald L. Jensen	1	3	Form 5

        Director Jeffrey J. Jensen filed a Form 5 in September 2002 reporting option awards from prior years.  However, all such awards had been previously reported on Forms 4 or 5.

ITEM 10. EXECUTIVE COMPENSATION

        The following table summarizes all compensation for the fiscal year ended December 31, 2002 paid to NetLojix's Chief Executive Officer and the other executive officers of NetLojix who were serving as executive officers on December 31, 2002 and whose compensation exceeded $100,000 for such year (the "Named Executive Officers").  Titles shown are those held by the Named Executive Officers at December 31, 2002.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Restricted Stock Awards ($)	Securities Underlying Options (#)	All Other Compensation(1)
Anthony E. Papa Chairman and Chief Executive Officer	2002	$253,935 (2)	(3)	--	--	--
	2001	212,815 (4)	139,781 (4)	10,000 (5)	400,000	--
	2000	252,513	25,000 (6)	--	100,000	5,250

James P. Pisani President, Chief Operating Officer and Secretary	2002	$253,572 (7)	(3)	--	--	--
	2001	205,864 (8)	139,781 (8)	10,000 (5)	400,000	--
	2000	229,558	25,000 (6)	--	100,000	1,406

Matthew A. Blumenthal (9) Vice President Sales & Field Service	2002	$165,000	2,097 (10)	--	--	--
	2001	165,000	17,614 (10)	--	100,000	--
	2000	110,422	75,359 (11)	--	145,000	4,748

(1)      Represents company contribution to defined contribution plan.

(2)      At the request of NetLojix, Mr. Papa has agreed to defer payment of $40,116 of this amount to future years.

(3)      The executive's employment agreement provides for a bonus based on financial performance objectives to be negotiated in good faith by the executive and NetLojix consistent with the objectives used for 2001.  The executive and NetLojix have not yet negotiated these amounts.  As a result, the amount of the executive's bonus for 2002 is not calculable as of March 24, 2003.

(4)      Reflects a voluntary reduction in 2001 salary made by Mr. Papa in the amount of $25,535.  At the request of NetLojix, Mr. Papa also agreed to defer payment of $4,915 of his salary and the full amount of his 2001 bonus to future years.

(5)      Represents the grant of 100,000 shares of restricted stock, less the amount actually paid for the shares.  The value of the grant on December 31, 2002, was $1,000, based on the closing price of the common stock on the OTC Bulletin Board on that date.  Of these shares, 30% vested on April 30, 2002, 30% will vest on April 30, 2003, and the remainder will vest on April 30, 2004.

(6)      Retention bonus paid in January 2000.

(7)      At the request of NetLojix, Mr. Pisani has agreed to defer payment of $44,841 of this amount to future years.

(8)      Reflects a voluntary reduction in 2001 salary made by Mr. Pisani in the amount of $27,661. At the request of NetLojix, Mr. Pisani also agreed to defer payment of $16,964 of his salary and the full amount of his 2001 bonus to future years.

(9)      Mr. Blumenthal ceased to be employed by NetLojix on January 24, 2003.

(10)    Consists of sales commissions paid.

(11)    Includes $55,071 of sales commissions paid.

        There were no option grants to the Named Executive Officers during the year ended December 31, 2002.  No stock appreciation rights were awarded during such year.

        The following table provides information with respect to the unexercised stock options held as of December 31, 2002, by the Named Executive Officers.  None of the Named Executive Officers exercised stock options during the year ended December 31, 2002.

                                    OPTION VALUES AT DECEMBER 31, 2001

	Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002 (1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Anthony E. Papa	245,000	355,000	$0	$0

James P. Pisani	245,000	355,000	$0	$0

Matthew A. Blumenthal(2)	107,500	147,500	$0	$0

(1)           The closing price of the common stock on the OTC Bulletin Board on December 31, 2002 was $0.01 per share.
(2)           Unless exercised, all of Mr. Blumenthal's options will expire on April 24, 2003.

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

Agreements with Executive Officers

        On September 10, 2001, NetLojix entered into an employment agreement with Anthony E. Papa, which provides that Mr. Papa will act as the Chief Executive Officer of NetLojix.  The current term of the agreement continues until April 1, 2005, but will be automatically extended for additional one-year periods unless NetLojix notifies Mr. Papa at least two years in advance of the expiration of the then-current term.  Mr. Papa's current base salary under the agreement is $255,955 per year, which will increase by a minimum of three percent during each year of the term.  In addition to this base salary, Mr. Papa may be entitled to receive bonuses based on the financial performance of NetLojix and the accomplishment by NetLojix of other business objectives, as determined from time to time by Mr. Papa and the Board of Directors.  Due to NetLojix's cash position, Mr. Papa took a voluntary one-time compensation reduction for 2001 in the amount of $25,535 and agreed to defer payment of $144,696 of his 2001 salary and bonus to future years; of this amount $66,804 has since been repaid.  Mr. Papa has also agreed to defer payment of $40,116 of his 2002 salary and bonus to future years.

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

        On September 10, 2001, NetLojix entered into an employment agreement with James P. Pisani which provides that Mr. Pisani will act as the President, Chief Operating Officer and Secretary of NetLojix.  Except for his position and duties, and the performance criteria for the payment of bonuses, the agreement with Mr. Pisani is identical to the agreement with Mr. Papa.  Due to NetLojix's cash position, Mr. Pisani took a voluntary one-time compensation reduction for 2001 in the amount of $27,661 and agreed to defer payment of $156,745 of his 2001 salary and bonus to future years; of this amount $66,804 has since been repaid.  Mr. Pisani has also agreed to defer payment of $44,841 of his 2002 salary and bonus to future years.

        The employment agreements with Mr. Papa and Mr. Pisani were unanimously approved by the Compensation Committee of NetLojix's Board of Directors.

Compensation Committee Interlocks And Insider Participation

        During 2002, the Compensation Committee consisted of Mr. Jensen and Mr. Martin.  None of such Compensation Committee members was or has been an officer or employee of NetLojix or any of its subsidiaries. Certain entities with which Mr. Jensen was affiliated received payments from NetLojix during 2002. See "Certain Relationships and Related Transactions."

        No executive officer of NetLojix served at any time during the year ended December 31, 2002 as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of NetLojix's Board or Compensation Committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth stock ownership information for (i) each person known to NetLojix to own beneficially more than five percent of the outstanding shares of NetLojix common stock, (ii) each director of NetLojix, (iii) each of the Named Executive Officers, and (iv) the directors and executive officers as a group.  The percentages of common stock beneficially owned are based upon 14,695,149 shares of the common stock outstanding as of March 24, 2003.

Name of Beneficial Owner	Amount Beneficially Owned	Percent Of Class (1)

5% Stockholders:

Jami J. Jensen (2) 1401 Colt Circle Castle Rock, Colorado 80104	895,430 (3)	6.1%

Julie J. Jensen (4) 6220 Garnett Road Chevy Chase, Maryland 20815	907,554 (3)(5)	6.2%

Directors and Executive Officers:

Anthony E. Papa (6)	3,692,656 (7)(8)	23.4%

James P. Pisani (6)	3,692,656 (7)(9)	23.4%

Jeffrey J. Jensen (10)	995,430 (3)(11)	6.8%

Anthony D. Martin	100,000 (11)	*

Peter Wenner	0	*

Gregory J. Wilson	10,750 (12)	*

All directors and executive officers as a group (6 persons)	3,803,406 (13)	23.9%

* Represents less than 1%.

(1)      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC").  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of NetLojix's common stock subject to options held by that person that are exercisable within sixty (60) days following March 24, 2003 are deemed outstanding.  However, such shares of common stock are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, each person named in the table has sole voting and sole investment power with respect to the shares set forth opposite such person's name.

(2)      Information is derived from a Schedule 13D/A filed by this individual with the SEC on March 10, 2003.

(3)      Includes 43,692 shares owned by the Jenesis Group, a charitable foundation.  As a trustee of this foundation, the individual shares voting and investment power with respect to such shares with the other trustees.  The individual disclaims beneficial ownership of these shares.

(4)      Information is derived from a Schedule 13D/A filed by this individual with the SEC on March 7, 2003.

(5)      Includes 12,124 shares owned by The Chasdrew Fund, a charitable foundation. As a trustee of this foundation, the individual shares voting and investment power with respect to such shares with the other trustees.  Ms. Jensen disclaims beneficial ownership of these shares.

(6)      Information is derived from a Schedule 13D/A filed by Mr. Papa, Mr. Pisani and NetLojix Acquisitions Corporation with the SEC on March 10, 2003.  The Schedule 13D/A notes that, as a result of their joint ownership of NetLojix Acquisitions Corporation and their agreement with respect to the proposed "going private" transaction, Mr. Papa and Mr. Pisani may be considered to be a "group" within the meaning of Section 13 of the Securities Exchange Act of 1934, as amended, and thus may be deemed to own beneficially each other's shares. The Schedule 13D/A further notes that, as a result of other agreements NetLojix Acquisitions Corporation has with DTL One, LLC (which is owned by Mr. Jensen) and with Tommy Lin and Patrick Lin (the owners of NetLojix's outstanding Series A convertible preferred stock),  Mr. Papa and Mr. Pisani may be deemed to own beneficially the shares owned by Mr. Jensen and the shares issuable upon conversion of the Series A convertible preferred stock owned by the Lins.  The address of Mr. Papa and Mr. Pisani is c/o NetLojix Communications, Inc., 501 Bath Street, Santa Barbara, CA 93101.

(7)      Includes (i) 862,963 outstanding shares owned directly by Mr. Papa, (ii) 415,000 shares that may be acquired under options held by Mr. Papa that were exercisable within 60 days of March 24, 2003, (iii) 856,563 outstanding shares owned directly by Mr. Pisani, (iv) 415,000 shares that may be acquired under options held by Mr. Pisani that were exercisable within 60 days of March 24, 2003, (v) 995,430 shares shown in this table as being beneficially owned by Mr. Jensen, and (vi) 147,700 shares issuable upon conversion of the Series A convertible preferred stock owned by the Lins.

(8)      Mr. Papa disclaims beneficial ownership of any common stock other than the 862,963 outstanding shares he owns directly and the 415,000 shares that he may acquire under options that were exercisable within 60 days of March 24, 2003.

(9)      Mr. Pisani disclaims beneficial ownership of any common stock other than the 856,563 outstanding shares he owns directly and the 415,000 shares that he may acquire under options that were exercisable within 60 days of March 24, 2003.

(10)    Information is derived from a Schedule 13D/A filed by this individual with the SEC on March 7, 2003.  Mr. Jensen's address is 6500 Belt Line Road, Suite 170, Irving, TX 76063.

(11)    Includes 100,000 shares that may be acquired under options that were exercisable within 60 days of March 24, 2003.

(12)    Includes 2,000 shares owned by Mr. Wilson's spouse and 8,750 shares that may be acquired under options that were exercisable within 60 days of March 24, 2003.

(13)    Includes 1,038,750 shares that may be acquired under options that were exercisable within 60 days of March 24, 2003.  Also includes 147,700 shares issuable upon conversion of the Series A convertible preferred stock owned by the Lins, as to which all directors and executive officers disclaim beneficial ownership.

"Going Private" Transaction

        On December 30, 2002, NetLojix entered into an agreement for the merger of NetLojix Acquisitions Corporation ("NAC") with and into NetLojix. NAC is owned and controlled by Mr. Papa and Mr. Pisani.  Under the terms of this "going private" transaction, NAC will pay approximately $260,000 for all the outstanding shares of NetLojix's common stock (other than those shares beneficially owned by Mr. Papa and Mr. Pisani or by any dissenting stockholders).  Stockholders will receive $0.02 in cash, without interest, for each outstanding share of NetLojix's common stock (other than any shares owned by Mr. Papa or Mr. Pisani or any dissenting stockholders).  Following the merger, all of the common stock of NetLojix will be owned by Mr. Papa and Mr. Pisani; NetLojix will no longer be publicly traded and will continue operations as a privately held corporation.  The merger and the merger agreement have been approved by both an independent special committee and by the full Board of Directors of NetLojix.  However, the closing of the merger is subject to a number of significant conditions, including approval by a majority of NetLojix stockholders.

        DTL One, LLC, which is owned and managed by Director Jeffrey J. Jensen, has agreed to lend up to $300,000 to NAC in connection with this "going private" transaction.  Tommy Lin and Patrick Lin, the owners of all of NetLojix's outstanding Series A convertible preferred stock, have also agreed to consent to the transaction, to the extent that their consent is necessary.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table summarizes information as December 31, 2002, with respect to compensation plans of NetLojix under which equity securities may be issued.

EQUITY COMPENSATION PLAN INFORMATION

	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	2,339,984	$1.75	577,256
Equity compensation plans not approved by security holders (2)	100,000	$3.22	0
Total

(1)           Includes the 1997 Stock Incentive Plan and the 1998 Stock Incentive Plan, as amended.
(2)           Reflects warrants to purchase 100,000 shares of common stock issued to Kaufman Bros., L.P.

        In January 2000, we retained Kaufman Bros., L.P. to act as our financial advisor and investment banker.  As part of their compensation for these services, we issued to Kaufman Bros. a warrant to purchase up to 100,000 shares of our common stock.  The exercise price is $3.28 per share.  The warrant is exercisable, in whole or in part, until January 10, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        "Going Private" Transaction.  On December 30, 2002, NetLojix entered into an agreement for the merger of NetLojix Acquisitions Corporation ("NAC") with and into NetLojix. NAC is owned and controlled by Mr. Papa and Mr. Pisani.  Under the terms of this "going private" transaction, NAC will pay approximately $260,000 for all the outstanding shares of NetLojix's common stock (other than those shares beneficially owned by Mr. Papa and Mr. Pisani or by any dissenting stockholders).  Stockholders will receive $0.02 in cash, without interest, for each outstanding share of NetLojix's common stock (other than any shares owned by Mr. Papa or Mr. Pisani or any dissenting stockholders).  Following the merger, all of the common stock of NetLojix will be owned by Mr. Papa and Mr. Pisani; NetLojix will no longer be publicly traded and will continue operations as a privately held corporation.  The merger and the merger agreement have been approved by both an independent special committee and by the full Board of Directors of NetLojix.  However, the closing of the merger is subject to a number of significant conditions, including approval by a majority of NetLojix stockholders.

        Long Distance Services. Director Jeffrey J. Jensen and/or his father, mother, adult siblings and related charitable foundations have significant ownership in companies to which NetLojix provides long distance and data network service. Services are provided pursuant to NetLojix's standard term agreements.  Balances related to operating activities are settled monthly.  We neither receive nor provide any benefits outside of a standard customer-supplier relationship.  The total amount received by NetLojix pursuant to these agreements in 2002 was approximately $4,486,000.

        Credit Line with DTL One, LLC.   On January 31, 2002, NetLojix's secured credit facility with Coast Business Credit expired, and NetLojix entered into a new secured line of credit facility with DTL One, LLC ("DTL").  DTL is owned and controlled by director Jeffrey J. Jensen. Under the DTL line of credit, NetLojix may borrow up to 80% of eligible receivables (as defined) up to a total amount of $2.0 million.  Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% with a minimum interest rate of 10%. Borrowings under the credit facility are secured by substantially all assets of NetLojix. As of March 24, 2003, approximately $1.2 million is outstanding under the credit facility, and no amounts are available to be borrowed under the formula described above.  As of January 2003, we are in default under the line of credit, because our borrowings exceed the 80% limitation.  DTL has notified us that it does not intend to renew the line of credit, but has not called the note.  The credit facility also prohibits the payment of dividends and limits the size of business acquisitions that we may make without the prior consent of DTL. NetLojix believes that the terms of the DTL line of credit are more favorable to NetLojix than those of any other credit facility available to NetLojix to replace the expiring Coast agreement.

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

        Policy on Related Party Transactions.  NetLojix's policy is to conduct an appropriate review of all related party transactions on an ongoing basis and to utilize the Audit Committee or a special committee of the Board of Directors to review potential conflict of interest situations where appropriate.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        (a)        The index to the financial statements and financial statement schedules filed as part of this report is set forth immediately following the signature page.

        (b)        During the quarter ending December 31, 2002, NetLojix filed two Current Reports on Form 8-K.  On December 3, 2002, NetLojix filed a Form 8-K (Items 5 and 7) reporting the receipt of the going private proposal from Mr. Papa and Mr. Pisani and NetLojix's press release regarding the same.  On December 31, 2002, NetLojix filed a Form 8-K (Items 5 and 7) reporting the execution of the definitive Agreement and Plan of Merger with NetLojix Acquisitions Corporation as part of the going private transaction and NetLojix's press release regarding the same.

        (c)        The index to the exhibits filed as part of this report is set forth immediately following the financial statements.

ITEM 14.  CONTROLS AND PROCEDURES

        Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Treasurer and Controller, of the effectiveness of the design and operation of NetLojix's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Exchange Act). Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Treasurer and Controller, concluded that NetLojix's disclosure controls and procedures were effective in timely alerting them to material information relating to NetLojix (including its consolidated subsidiaries) required to be included in our reports filed or submitted by NetLojix under the Exchange Act. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

NETLOJIX  COMMUNICATIONS, INC.

Dated: March 26, 2003	By /S/ ANTHONY E. PAPA
Anthony E. Papa,
Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of March 2003.

By /S/ ANTHONY E. PAPA
Anthony E. Papa,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By /S/ JAMES P. PISANI
James P. Pisani,
President and Chief Operating Officer

By /S/ GREGORY J. WILSON
Gregory J. Wilson,
Treasurer and Controller
(Principal Financial Officer and Principal Accounting Officer)

By /S/ JEFFREY J. JENSEN
Jeffrey J. Jensen
Director

By /S/ ANTHONY D. MARTIN
Anthony D. Martin
Director

By /S/ PETER WENNER
Peter Wenner
Director

CERTIFICATIONS

I, Anthony E. Papa, certify that:

1. I have reviewed this annual report on Form 10-KSB of NetLojix Communications Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 26, 2003

/s/  ANTHONY E. PAPA
---------------------------------
Anthony E. Papa
Chairman of the Board and
Chief Executive Officer

I, Gregory J. Wilson, certify that:

1. I have reviewed this annual report on Form 10-KSB of NetLojix Communications Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 26, 2003

/s/  GREGORY J. WILSON
---------------------------------
Gregory J. Wilson
Treasurer and Controller (Principal
Financial Officer and Principal Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Farber & Hass LLP, Independent Auditors............	F-2

Consolidated Balance Sheet, December 31, 2002 ................	F-3

Consolidated Statements of Operations, Years ended
December 31, 2002 and 2001 .............................................	F-4

Consolidated Statements of Stockholders' Equity, Years
ended December 31, 2002 and 2001 ..................................	F-5

Consolidated Statements of Cash Flows, Years ended
December 31, 2002 and 2001 .............................................	F-6

Notes to Consolidated Financial Statements...........................	F-7

Schedule II - Valuation and Qualifying Accounts, Years
ended December 31, 2002 and 2001 ..................................	S-1

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
of NetLojix Communications, Inc.:

We have audited the accompanying consolidated balance sheet of NetLojix Communications, Inc. (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.

As more fully described in Note 1, the Company has incurred recurring operating losses, has a working capital deficiency and is unable to borrow any additional amounts under its secured line of credit.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 15.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Oxnard, California                                                                                                   /s/ Farber & Hass LLP
March 24, 2003

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002

2002
Assets
CURRENT ASSETS
Cash	$473,000
Accounts receivable, net	842,000
Accounts receivable from related parties	417,000
Prepaid expenses and other current assets	183,000
Total current assets	1,915,000

Property and equipment, net	706,000
Other assets	56,000
Total assets	$2,677,000

Liabilities and Stockholders' Deficit
CURRENT LIABILITIES
Revolving line of credit	$1,200,000
Accounts payable and other accrued expenses	1,210,000
Accrued payroll related liabilities	577,000
Accrued network services costs	496,000
Litigation settlement liability	6,000
Sales and excise tax payable	53,000
Unearned revenue	664,000
Other current liabilities	474,000
Total current liabilities	4,680,000

Long-term obligations	11,000
Total liabilities	4,691,000

Commitments and contingencies (Notes 2, 9 and 12)

STOCKHOLDERS' DEFICIT
Preferred stock, authorized 1,000,000 shares, $0.01 par value
Series A convertible preferred stock, designated 250,000 shares, cumulative as to 8% dividends, 147,700 shares issued and
outstanding (Liquidation preference of $822,000 at December 31,
2002 including dividends in arrears totaling $231,392.)	1,000
Common stock, authorized 40,000,000 shares
$0.01 par value, issued 14,858,054 shares at December 31, 2002	149,000
Deferred Compensation - restricted stock	(9,000)
Additional paid-in capital	28,631,000
Preferred dividends	(102,000)
Accumulated deficit	(30,682,000)
Treasury stock, $0.01 par value, 162,905 common shares at
December 31, 2002	(2,000)
Total stockholders' deficit	(2,014,000)

Total liabilities and stockholders' deficit	$2,677,000

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001

	2002	2001

SERVICE REVENUES
Unrelated parties	$10,548,000	$15,315,000
Related parties - (note 7)	3,929,000	3,826,000
	14,477,000	19,141,000
COST OF SERVICE REVENUES
(exclusive of depreciation - note 1D)	8,638,000	11,396,000

GROSS MARGIN	5,839,000	7,745,000

OPERATING EXPENSES
Selling, general and administrative	5,660,000	7,310,000
Litigation settlement (recovery)	-	(684,000)
Gain on sale of contracts and customer List	-	(203,000)
Provision for intangible asset impairment	-	5,099,000
Depreciation and amortization	835,000	1,561,000
Total operating expenses	6,495,000	13,083,000

OPERATING LOSS	(656,000)	(5,338,000)

Interest expense	(118,000)	(140,000)
Other income (expense), net	(146,000)	163,000
Loss from continuing operations
before income taxes	(920,000)	(5,315,000)

Income tax	-	-

NET LOSS	$(920,000)	$(5,315,000)

Net loss per common share - basic and diluted	$(.06)	$(.36)

Weighted average number of
common shares - basic and diluted	14,719,051	14,581,944

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002 and 2001

	Preferred Stock			Common Stock		Deffered Compensation	Additional Paid-In	(Accumulated	Treasury Stock
	Shares	Amount	Dividends	Shares	Amount	Stock	Capital	Deficit)	Shares	Amount	Total
BALANCES,
December 31, 2000	148,000	1,000	102,000	14,482,000	145,000	-	28,554,000	(24,447,000)	(163,000)	(2,000)	4,149,000

Issuance of restricted stock	-	-		200,000	2,000	(20,000)	20,000	-	-	-	2,000
Stock Compensation earned	-	-		-	-	4,000	-	-	-	-	4,000
Purchase of stock from 401k plan	-	-		-	-	-	(4,000)	-	(25,000)	-	(4,000)
Net loss	-	-		-	-	-	-	(5,315,000)	-	-	(5,315,000)
											-

December 31, 2001	148,000	1,000	102,000	14,682,000	147,000	(16,000)	28,570,000	(29,762,000)	(188,000)	(2,000)	(1,164,000)

Deferred Compensation - restricted stock	-	-		-	-	7,000	-	-	-	-	7,000
Retirement of 401k stock	-	-		(25,000)	-	-	-	-	-	-	-
Retirement of CWE escrow shares	-	-		(31,000)	-	-	-	-	25,000	-	-
issued Litigation Shares	-	-		232,000	2,000	-	61,000	-	-	-	63,000
Net loss	-	-		-	-	-	-	(920,000)	-	-	(920,000)

December 31, 2002	148,000	$1,000	$102,000	14,858,000	$149,000	$(9,000)	$28,631,000	$(30,682,000)	(163,000)	$(2,000)	$(2,014,000)

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(920,000)	$(5,315,000)
Adjustments to reconcile net loss from operations
to cash provided by (used by) operating activities:
Depreciation and amortization	835,000	1,561,000
Provision for intangible asset impairments	-	5,099,000
Provision for bad debts	218,000	119,000
Gain on sale of Contracts and Customer List	-	(203,000)
Litigation settlement (recovery)	-	(684,000)
Stock compensation earned	7,000	4,000
Changes in operating assets and liabilities:
Accounts receivable	818,000	292,000
Due from affiliates	144,000	271,000
Other current assets	109,000	85,000
Litigation settlement liability	(4,000)	(183,000)
Accounts payable and accrued liabilities	(1,498,000)	(230,000)
Cash provided by (used by) operating activities	(291,000)	816,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(61,000)	(149,000)

Cash used by investing activities	(61,000)	(149,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(15,000)	(18,000)
Amount borrowed (paid) on line of credit, net	773,000	(751,000)
Amounts paid on long term borrowings	(5,000)	(6,000)
Purchase of treasury stock	-	(4,000)

Cash provided by (used by) financing activities	753,000	(779,000)

Net increase (decrease) in cash and cash equivalents	401,000	(112,000)

Cash and cash equivalents at beginning of period	72,000	184,000

Cash and cash equivalents at end of period	$473,000	$72,000

Cash paid (received) during the period:
Interest - operations	$118,000	$140,000
Income taxes - operations	-	-

Noncash investing and financing activities:	$-	$-

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

(1)     Summary of Significant Accounting Policies

        (A)     Business and Background

        NetLojix Communications, Inc. ("NetLojix" or the "Company") provides technology and network management services that enable businesses to operate effectively in the increasingly complex world of electronic commerce and communications.  The services we provide include advanced Internet, data, and voice connectivity, technical support and application development and hosting services.   We are a single-source provider of enterprise network solutions integrating our complete portfolio of broadband connectivity; applications development and hosting; and technical help desk, system integration and maintenance. Our support teams provide design, implementation and management of LAN, WAN and eBusiness solutions, including frame relay, DSL, iVPN, VOIP and Internet access.  We offer these services on a stand-alone basis or bundled as part of a total solution.

        (B)     Going Concern

        The Company is in default under its secured credit facility and cannot borrow additional funds.  In addition, at December 31, 2002, the Company had a working capital deficit of $2,765,000 and a stockholders' deficit of $2,014,000.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  See Note 15 for management's plans in this regard.

        The consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

        (C)     Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        (D)      Depreciation Excluded from Cost of Sales

        We have excluded $102,000 and $100,000 in depreciation from Cost of Sales for the years ended December 31, 2002 and 2001, respectively.  Such amounts are included in depreciation in the operating expense section of the Statement of Operations and represents depreciation of equipment used in our data center.

        (E)     Accounts Receivable

        Accounts receivable are net of allowances for doubtful accounts and other provisions of $239,000 as of December 31, 2002.  Interest is not accrued on overdue accounts receivable.  The allowance for doubtful accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

        (F)     Revenue Recognition

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

        (H)     Goodwill

        Goodwill represents the excess of purchase price over the fair value of net assets acquired in various acquisitions.  Using FAS-121 we assess the recoverability of our recorded goodwill by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future cash flows of the acquired businesses.  We recognized the possibility of impairment to the goodwill recorded for the acquisitions of Remote Lojix/PCSI, Inc., Smith Technology Solutions, Inc., and CW Electronic Enterprises, Inc. due to a significant change in business climate.  Increased competition applying downward pressure on prices, economic factors causing reduced spending by all customers and the loss of a few key customers led us to this conclusion.  The calculation of the estimated undiscounted future cash flows for these three Technical Support Service acquisitions did not support that any of the recorded goodwill in the net amount of $4,248,000 would be recovered.  This amount was written off as of December 31,2001.

        (I)     Customer Bases Acquired and Other Intangible Assets

        Customer Bases Acquired of $0 and $290,000 as of December 31, 2002 and 2001, respectively, is recorded net of accumulated amortization of $1,583,000 and $1,293,000, respectively. The customer bases acquired were recorded in other assets and were amortized on a straight-line basis over five years.  We also have included in intangible assets the covenants-not-to-compete obtained in connection with two acquisitions in 2000, the balance of which was $0 and $75,000 as of December 31, 2002 and 2001, respectively, net of accumulated amortization of $200,000 and $125,000. These covenants-not-to-compete were amortized on a straight-line basis over the contract period of two years.

        Using FAS-121 we assess the recoverability of these intangible assets by comparing the recorded value to estimated undiscounted future cash flows from the use of the asset. The amount of impairment, if any, is measured based on the difference between the recorded net book value and the estimated fair value of the intangible assets.  We recognized the possibility of impairment to the Customer Bases recorded

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

for the acquisitions of Smith Technology Solutions, Inc., and CW Electronic Enterprises, Inc. due to a significant change in business climate.  Increased competition applying downward pressure on prices, economic factors causing reduced spending by all customers and the loss of a few key customers led us to this conclusion.  The calculation of the estimated undiscounted future cash flows for these two Technical Support Service acquisitions did not support that any of the recorded Customer Bases in the net amount of $851,000 would be recovered.  This amount was considered fully impaired as of December 31,2001, and was expensed.

        The Company adopted SFAS 142 on January 1, 2002. Under the new rules, the Company is no longer permitted to amortize intangible assets with indefinite lives; instead they will be subject to periodic tests for impairment.  SFAS 142 supercedes APB Opinion #17, Intangible Assets. In accordance with SFAS 142, the Company also performed an impairment test of its remaining customer base as of January 1, 2002 and determined that no write-down was necessary.  As of December 31, 2002 we have fully amortized all intangible assets.

        With all intangible assets with indefinite lives having been written off due to impairment, previously reported net income and earnings per share will not need adjustment for the exclusion of amortization expense for goodwill, net of income tax. There is no estimated amortization expense for each of the next five years ended December 31.

        (J)     Use of Estimates

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

        (K)      Concentrations of Credit Risk

        Our customers are primarily small to mid-size (50-500 employees) business owners and are not concentrated in any specific geographic region of the United States. There are slight concentrations around NetLojix's offices in New York, Chicago, Fort Worth, Texas and California.  We generally extend credit to our customers and accounts receivable are generally not collateralized. As of December 31, 2002, three customers comprise $620,000, or 49%, of the accounts receivable balance as listed below.

SG Cowen Securities Corporation	$323,000
Excel Agent Services, LLC	173,000
American Administrative Group, Inc.	124,000
$620,000

        In addition, SG Cowen Securities Corporation represents approximately 16.2% of the Company's revenues for the year ended December 31, 2002.  This customer reduced its usage of our services in 2002, and has indicated that it will further reduce or eliminate its usage of our services in 2003.  We currently do not know if that customer will continue to utilize our services in the remainder of 2003.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

        (L)     Financial Instruments

        Our financial instruments include cash, receivables, payables, and accrued expenses. The carrying amount of such financial instruments approximates fair value because of the short maturity of these instruments.

        (M)     Loss Per Share

        Basic and diluted loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. We have excluded all outstanding convertible preferred stock and outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share as such securities are antidilutive for all periods presented. Comprehensive loss for the years ended December 31, 2002 and 2001 is equal to net loss reported for such periods.

        (N)     Reclassifications

        Certain reclassifications have been made to prior period amounts in order to conform to current year presentation.

        (O)     Advertising Costs

        Costs incurred for producing and communicating advertising are expensed as incurred and are included in selling, general and administrative expenses. Consolidated advertising expense amounted to $63,000 and $62,000 in 2002 and 2001, respectively.

        (P)    Recently-issued accounting pronouncements

        In June 2001, the Financial Accounting Standards Board issued SFAS 141 "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and certain intangible assets will no longer be amortized but will be subject to annual impairment tests.  Other intangible assets with finite useful lives will continue to be amortized over their useful lives.  We do not expect any material effect on our financial position or results of operations from the adoption of these statements.  The Company adopted this pronouncement on January 1, 2002.

        In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations", effective for fiscal years starting after June 15, 2002.  SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations.  Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.  We do not expect any material effect on our financial position or results of operations from the adoption of this statement. The Company adopted this pronouncement on January 1, 2003.

         In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of  Long-Lived Assets" , effective for fiscal years starting after December 15, 2001 and interim periods within those years.  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.  We do not expect any material effect on our financial position or results of operations from the adoption of this statement. The Company adopted this pronouncement on January 1, 2002.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3.  SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3.  We do not expect any material effect on our financial position or results of operations from the adoption of this statement. The Company adopted this pronouncement on January 1, 2003.

(2)     Acquisitions and Dispositions

        On September 30, 2001 we sold a portion of our New York technical support services business (consisting of our New York City customer list and related customer contracts) to Laser Printer Care Company, Ltd. We retained all of our help desk customers and contracts. This was a non-cash transaction. The consideration consisted of the purchaser assuming our responsibility for unused customer retainers and remaining terms on service agreements, which we held as liabilities.  We recorded a gain (net of costs) of $203,000 in connection with this sale as a result of the removal of these liabilities. In addition, if the purchaser was able to renew retainers, service agreements or provide any additional services to the customers that were transferred, then it was to pay us 5% of any such cash received prior to September 30, 2002. We have recorded $3,918 in such additional payments as of September 30, 2002.  No pro forma table is included due to the immaterial difference in results of operations.

(3)     Property and Equipment

        Property and equipment consisted of the following:

December 31, 2002
Computer equipment & software	$1,558,000
Office furniture and equipment	279,000
Leasehold improvements	308,000
Vehicles	32,000
Total property and equipment	2,177,000
Accumulated depreciation and amortization	(1,471,000)
Property and equipment, net	$706,000

            We recognized total depreciation and amortization expense of $467,000 for 2002.

(4)      Stockholders' Equity

         Issuance and Conversion of Preferred Stock

        The Series A Convertible Preferred Stock ("Series A Stock") is convertible, on a one-to-one basis, into shares of our common stock.

        Common Stock Transactions

        On April 30, 2001, we sold a total of 200,000 shares of our restricted stock to two of our officers and directors under our 1998 Stock Incentive Plan at a price of $.01 per share. These shares vest 30% at the end of each of the first two anniversary dates of their issuance and

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

        During April 2002, we retired 30,274 shares of our common stock out of the 100,000 shares held in escrow from the purchase of CW Electronic Enterprises, Inc. ("CWE²") in 2000.  These shares were returned to NetLojix due to discrepancies in CWE²'s balance sheet at the time of purchase.  The remaining 69,726 shares were released from escrow to the former owner of CWE².

        On August 20, 2002, we issued 232,000 shares of our common stock as part of the settlement of all outstanding claims under the class action lawsuit initiated in December 1998.

        Common Stock Warrants

        In January 2000, we retained Kaufman Bros., L.P ("Kaufman Bros.") to act as our financial advisor and investment banker.  As compensation for investment banking services, we agreed to pay $25,000 and issue 100,000 warrants expiring in January 2005 to purchase our common stock at an exercise price of $3.28. Using the Black-Scholes pricing model, the fair value of the warrants was estimated to be $216,000, which was recorded as an expense during the first quarter of 2000. In addition, we agreed to compensate Kaufman Bros. for any financing or merger transactions facilitated by them in accordance with a specified fee schedule. Kaufman Bros. ceased providing services to us in August 2001.

        On August 20, 2002, we issued warrants to purchase 200,000 shares of common stock at an exercise price of $8.00 per share as part of the settlement of all outstanding claims under the class action lawsuit initiated in December 1998.  On October 14, 2002, we exercised our right to redeem all of the warrants for a redemption price of $.05 per share of common stock issuable upon exercise of the warrants.  As a result, the warrants are no longer outstanding.

        On March 2, 2000, we issued warrants to purchase 75,000 shares of common stock at an exercise price of $5.25 per share to AMRO International, S.A. in connection with a private placement of our common stock. These warrants expired on March 1, 2003.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

        Stock Option Grants

        In 1997, we adopted the 1997 Incentive Stock Option Plan (the "1997 Plan") for stock option grants to officers and key employees.  The 1997 Plan authorizes grants of options to purchase up to 250,000 shares of authorized but unissued common stock and 125,000 shares of restricted common stock.

        Stock options are to be granted with an exercise price greater than or equal to the stock's fair market value at the date of grant.  Options generally vest 25% after one year and 25% each year thereafter until fully vested.  Such options typically expire after ten years. As of December 31, 2002, options to purchase 58,000 shares had been exercised and options to purchase 49,000 shares were outstanding under the 1997 Plan.  Exercise prices range from $3.00 to $12.00 per share.  In addition, 120,000 shares of restricted stock had been awarded under the 1997 Plan, all of which have vested in full.

        During 1998, we adopted the 1998 Stock Incentive Plan (the "1998 Plan"), which initially provided for the issuance of up to 1,500,000 shares of NetLojix common stock pursuant to stock options and issuances of restricted stock, as well as for the grant of stock appreciation rights. At our annual meeting on May 25, 2000, the stockholders approved an amendment to the 1998 Stock Incentive Plan increasing the number of shares authorized for issuance under the plan by 1,500,000 shares. All stock options granted have an exercise price greater than or equal to the stock's fair market value at the date of grant.  Options generally vest 25% after one year and 25% each year thereafter until fully vested.  Such options typically expire after ten years. As of December 31, 2002, options to purchase 75,000 shares had been exercised and options to purchase 2,291,000 shares were outstanding under the 1998 Plan.  Exercise prices range from $0.11 to $5.375 per share. In addition, 200,000 shares of restricted stock had been awarded under the 1998 Plan, 60,000 of which had vested.

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

        We apply APB Opinion No. 25 in accounting for the 1997 Plan and 1998 Plan; accordingly, no compensation cost has been recognized in the financial statements for stock options issued to employees.  For stock options granted to non-employees, we account for such options in accordance with the requirements of SFAS No. 123.  Had we determined compensation cost based on the fair value at the grant date for stock options issued to employees under SFAS No. 123, our financial statements would have reflected the following amounts:

	Year ended December 31,
	2002	2001
Additional compensation expense	$548,000	$750,000
Pro forma net loss from operations	$(1,468,000)	$(6,065,000)
Pro forma net loss from operations per common share	$(.10)	$(.42)

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

Pro forma compensation cost for 2001 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001: expected volatility of 150%, risk-free interest rate of 5.0%; expected life of 8.5 years; and no expected dividend yield for any year.  There were no new option grants in 2002.

OPTIONS SUMMARY-Stock option activity is as follows:

		Weighted Average
	Options	Exercise Price	Grant-date Fair Value

Outstanding as of December 31, 2000	1,924,000	3.07
Granted	1,127,000	0.12	0.12
Expired	0	0
Canceled	(320,000)	2.36
Exercised	0	0
Outstanding as of December 31, 2001	2,731,000	1.94
Granted	0	0	0.00
Expired	(85,000)	3.10
Canceled	(306,000)	3.06
Exercised	0	0
Outstanding as of December 31,2002	2,340,000	1.75

                 Total expense recorded for stock based awards during 2002 and 2001 was $7,000 and $4,000, respectively.

                The following table summarizes certain information about our stock options at December 31, 2002.

Options Outstanding				Options Exercisable

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$ .11 -.25	1,272,000	7.57 years	$0.13	445,000	$ 0.14
1.78 - 2.13	155,000	7.50 years	1.90	88,000	1.90
2.78 - 3.28	514,000	7.12 years	3.16	301,000	3.17
4.00 - 5.38	386,000	5.77 years	4.82	309,000	4.78
8.00 - 12.00	13,000	3.89 years	10.66	13,000	10.66
	2,340,000	7.15 years	1.75	1,156,000	2.42

        At December 31, 2002, we had reserved a total of 3,245,000 shares for issuance upon conversion of outstanding preferred stock, and exercise of options and warrants.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

(5)     Federal and State Income Taxes

          Income tax benefit differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss from continuing operations before income taxes as a result of the following:

	Year ended December 31,
	2002	2001
Computed "expected" tax benefit	$(313,000)	$(4,595,000)
State and local taxes, net of federal income tax effect	-	(30,000)
Other permanent items	-	(17,000)
Losses not providing tax benefit	-	4,642,000
Other	0	0
	$-	$-

        Deferred income taxes as of December 31, 2002 and 2001, reflect the impact of temporary differences between financial statement carrying amounts and tax bases of assets and liabilities.  The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the net deferred tax assets at December 31, 2002 and 2001 are presented below:

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$ 5,899,000	$ 5,586,000
Compensation related items	196,000	552,000
Contingent liabilities and other	171,000	255,000
Gross deferred tax asset	6,266,000	6,393,000
Less valuation allowance	(6,266,000)	(6,393,000)
Deferred tax asset	0	0

        The valuation allowance for deferred tax assets decreased by $127,000 and increased by $957,000 during 2002 and 2001, respectively.

         At December 31, 2002, we have net operating loss carryforwards for federal tax purposes of approximately $14,667,000, which are available on a limited basis to offset future federal taxable income, if any, through 2022.  A portion of these net-operating losses may be subject to annual limitations as imposed by Internal Revenue Code Section 382. The valuation allowance recorded in connection with the reverse acquisition of AvTel by Matrix Telecom and the acquisition of Remote Lojix, STS and CWE² was approximately $3,450,000.

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

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

        For the year ended December 31, 2002, revenue from related parties as a percentage of total revenue increased 7 percentage points to 27%, with the increase growing throughout the year.  The increase was mainly due to the loss of, or reduced services to, non-affiliated customers such as Infosys, SG Cowen Securities Corporation, ABN AMRO Inc. and the New York City technical support services customers sold to Laser Printer Care Company Ltd.  However, UICI (a public company affiliated with certain stockholders of NetLojix) terminated NetLojix as its long distance services provider as of December 2002.  For the twelve months ended December 31, 2002, UICI accounted for approximately $2,084,000 of NetLojix's $3,929,000 affiliated revenue.

        On January 31, 2002, NetLojix's secured credit facility with Coast Business Credit expired, and NetLojix entered into a new secured credit facility with DTL One, LLC ("DTL").  DTL is owned and controlled by director Jeffrey J. Jensen. Under the DTL line of credit, NetLojix may borrow up to 80% of eligible receivables (as defined) up to a total amount of $2.0 million.  Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% with a minimum interest rate of 10%. Borrowings under the credit facility are secured by substantially all assets of NetLojix. The credit facility also prohibits the payment of dividends and limits the size of business acquisitions that we may make without the prior consent of DTL.  The Company is in violation of the maximum borrowing provisions of this credit facility and may not borrow additional amounts.  DTL has notified the Company that it does not intend to renew the line of credit when it expires on January 31, 2004.

        Between 1998 and 2000, NetLojix loaned or advanced Craig R. Clark, its former Vice President of Business Development, a total of $86,000, including interest.  All of these loans and obligations are unsecured.  On January 15, 2002, NetLojix entered into a separation agreement with Craig R. Clark.  As a result of the agreement, Mr. Clark resigned from all positions with NetLojix, effective March 31, 2002.  NetLojix then notified Mr. Clark that the loan was due and payable in full.  NetLojix has not yet received any payment from Mr. Clark.  We chose to reserve for the total amount advanced as of June 30, 2002.

(7)     Loss Per Common Share

          Loss per common share is computed as follows:

	2002	2001
Numerator:
Net loss	$(920,000)	$(5,315,000)
Preferred dividends	-	-
Loss applicable to common shareholders	$(920,000)	$(5,315,000)
Denominator:
Weighted average number of common shares used in basic and diluted loss per common share	14,719,051	14,581,944
Basic and diluted net loss per common share	$(.06)	$(.36)

          There are 2,515,000 and 3,065,000 potential common shares excluded from the diluted loss per common share calculation for 2002 and 2001, respectively, because the effect is determined to be antidilutive.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

(8)     Commitments

          We lease office space and various equipment under operating leases which expire in various years through 2006.  In the normal course of business, operating leases are generally renewed or replaced by other leases. Total rental expense was $658,000 in 2002 and $742,000 in 2001. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2002 are: $301,000; 2003 - $206,000; 2004 - $163,000; 2005 - $124,000; 2006 - and $0; 2007.

          NetLojix currently has multiple contracts for switching and transmission facilities, equipment, network lines and software.  The total commitment is approximately $475,000 with termination dates ranging from present through second quarter 2005.  The commitment consists of a number of small contracts with venders for services with varying minimum amounts and termination dates, none of which is material.  The larger telecom contracts with minimum commitments that we have had in the past have been renegotiated to exclude minimums.

(9)      Lines of Credit

           On January 31, 2002, we repaid our secured credit facility with Coast Business Credit ("CBC") and entered into a new secured credit facility with DTL One, LLC ("DTL").  DTL is owned and controlled by director Jeffrey J. Jensen.  Under the DTL line of credit, we may borrow up to 80% of eligible receivables (as defined) up to a total amount of $2.0 million.  Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% with a minimum interest rate of 10%. Borrowings under the credit facility are secured by substantially all of our assets. As of March 25, 2003, approximately $1.2 million is outstanding under the credit facility, and no additional amounts may be borrowed under the formula described above.  NetLojix has been in default under the credit facility since January 2003, because our borrowings exceed the 80% of eligible receivables limitation.  DTL has notified us that it does not intend to renew the line of credit, but has not yet exercised its right to accelerate the required repayment of the amounts due under the facility.  The credit facility also prohibits the payment of dividends and limits the size of business acquisitions that we can make without the prior consent of DTL.

           During 2000, we acquired STS subject to STSs line of credit with an outstanding balance of $91,000 at the date of acquisition. This line, which was secured by all the assets of STS, was repaid in full in early January 2001. Also, in 2000, we acquired CWE² subject to CWE²'s line of credit with a balance of $250,000 at the date of acquisition. This line is secured by all the assets of CWE². In December 2000 this amount was converted to a term note with payments over two years with interest at the lenders base rate plus .5%, or 6.5% at October 31, 2002.  The balance of the note was repaid in full in October 2002.

(10)     Segment Reporting

            The primary business segments are Network Connectivity, Technical Support Services and Application Development and Hosting. All of our services are targeted toward corporate companies within the United States.  Parent company costs are allocated to each segment based on revenue.  However, extraordinary items are not allocated.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

         We measure our performance based on revenues, gross margin and net income or loss.

          The results by segment for the years ended December 31, 2002 and 2001 are as follows:

	2002
	Network Connectivity Services	Technical Support Services	Applications Development and Web Hosting	Total

Revenues	$7,889,000	5,043,000	1,545,000	14,477,000
Gross margin	2,618,000	1,986,000	1,235,000	5,839,000
Selling, general & administration	2,622,000	2,215,000	823,000	5,660,000
Depreciation & amortization	531,000	203,000	101,000	835,000
Interest expense	60,000	47,000	11,000	118,000
Other (income) expense	57,000	74,000	15,000	146,000
Net income (loss)	$(652,000)	(553,000)	285,000	(920,000)
Total assets	$1,481,000	826,000	370,000	2,677,000

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

	2001
	Network Connectivity Services	Technical Support Services	Applications Development and Web Hosting	Total

Revenues	$9,741,000	7,773,000	1,627,000	19,141,000
Gross margin	3,417,000	3,134,000	1,194,000	7,745,000
Selling, general & administration	2,937,000	3,553,000	820,000	7,310,000
Depreciation & amortization	554,000	924,000	83,000	1,561,000
Interest expense	78,000	62,000	-	140,000
Other (income) expense	(246,000)	80,000	3,000	(163,000)
Sale of New York Technical Support Services Assets	-	203,000	-	203,000
Provision for asset impairment	-	(5,099,000)	-	(5,099,000)
Corporate litigation settlement	-	-	-	684,000
Net income (loss)	$94,000	(6,381,000)	288,000	(5,315,000)
Total assets	$2,366,000	1,488,000	485,000	4,339,000

                    Within the three business segments there are multiple types of revenue which are stated separately below:

	For the year ended December 31,
	2002	2001
Network Connectivity Services
Data & Voice Services	$5,522,000	$6,859,000
Internet Services	2,367,000	2,882,000
Technical Support Services
Technical Support	1,668,000	3,072,000
Help Desk Services	3,264,000	4,567,000
Hardware	111,000	134,000
Applications Development and Web Hosting
Applications Development	400,000	495,000
Web Hosting	1,145,000	1,132,000
	$14,477,000	$19,141,000

(11)     Contingencies

            We were defendants in a class action lawsuit under the federal securities laws filed in the United States District Court of the Central District of California.  This litigation alleged securities fraud as it relates to an unusual upsurge in the Company's stock price and trading volume on November 12, 1998, when trading in our stock was halted by Nasdaq. On October 4, 2000, we finalized an agreement with counsel for

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

the plaintiff class to settle all outstanding claims under the class action lawsuit. This agreement received the preliminary approval of the court on November 8, 2000, and we thereafter paid $150,000 (including $30,000 in 2000 and $120,000 in 2001) for administrative costs and other settlement implementation expenses. On May 29, 2001 the court entered its final order of dismissal and approval of the settlement.  During the third quarter of 2002, we issued for distribution to the claimant class members, and payment of the plaintiffs attorneys' fees and litigation expenses, a total of 232,000 shares of common stock and warrants to purchase 200,000 shares of NetLojix's common stock at an exercise price of $8.00 per share with a term of 2 years.   On October 14, 2002, we exercised our right to redeem all of the warrants for a redemption price of $.05 per share of common stock issuable upon exercise of the warrants, or $10,000 in the aggregate.  As a result, the warrants are no longer outstanding.

        During 2000, we recorded a charge against earnings of $998,000 and a liability relating to the expected settlement.  The value of the settlement charge was based on the shares being valued at the current stock price at the time of $3.06 and the warrant value being calculated by using the Black-Scholes method. On the date that the settlement became effective, this liability was adjusted using the same method as stated above based on NetLojix current market value of $0.27. This resulted in credit to earnings in the second quarter of 2001 of $684,000.

        In connection with the sale in November 1999 of Matrix Telecom (a former subsidiary of NetLojix), the final amount of the purchase price was to be subject to adjustment based on finalization of a balance sheet for Matrix Telecom as of August 31, 1999 and agreement by both parties. The purchaser notified us on December 16, 1999 that the purchaser materially disagreed with the balance sheet of Matrix Telecom that we prepared.  We attempted to resolve the matter, but the purchaser resisted submitting the matter to an independent firm of accountants chosen by the parties for final resolution, as required by the contract. We have had no contact with the purchaser regarding this matter since February 2001, and have no indication that the purchaser intends to pursue this dispute.  If the purchaser were to pursue the dispute, and if it were to be resolved in the purchaser's favor, we could be required to repay some of the purchase price to the purchaser in cash.  Any adjustments in the purchase price would affect the purchase price and the recorded gain.  At this time, we do not believe that any change in this situation will occur which would materially affect the recorded gain.

        In connection with our 1998 acquisition of Remote Lojix/PCSI, Inc. ("Remote Lojix"), we may be liable for certain obligations to third parties incurred by Remote Lojix and its prior affiliates outstanding at the time of our purchase of Remote Lojix. We have accrued $461,000 in connection with these possible liabilities. However our ultimate liability may exceed that amount.  On March 10, 2003 we received an assessment from the New York State Department of Taxation and Finance related to a portion of this liability in the amount of $115,000.

        We presently have other contingent liabilities relating to various other matters related to the conduct of its business.  On the basis of information furnished by counsel and others, management believes that the resolution of these contingencies will not materially affect the financial condition or results of operations.

(12)      Going private transaction

            On December 28, 2002, NetLojix Communications, Inc. ("NetLojix") entered into an Agreement and Plan of Merger (the "merger agreement") with NetLojix Acquisitions Corporation ("NAC") providing for the merger of NAC with and into NetLojix, with NetLojix as the surviving corporation in the merger. NAC is owned and controlled by Anthony E. Papa and James P. Pisani, NetLojix's Chief Executive Officer and President, respectively (the "Executives"). Upon completion of the merger, NetLojix would become a privately held corporation all of the common stock of which would be owned by the Executives.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

          The merger agreement provides that, at the effective time of the merger, all issued and outstanding shares of NetLojix common stock (other than shares of NetLojix common stock held by NAC, the Executives or NetLojix, or shares subject to properly exercised appraisal rights) will be converted into the right to receive $0.02 in cash, without interest and less any applicable withholding taxes. The closing of the transaction is subject to certain conditions, including the approval of NetLojix stockholders.

(13)     Employee benefit plan

            We maintain a 401(k) plan for the benefit of all full time employees over the age of 21 with at least three months of service. Employees may make voluntary contributions to the Plan subject to the contribution restrictions of ERISA. Vesting for employer contributions is on a proportionate schedule after 2 to 5 years of service. We may make elective matching contributions. During the Plan year ended December 31, 2002, we made no elective matching contribution. Plan expenses incurred by the Company totaled $11,000, and $15,000 during 2002 and 2001, respectively.

(14)     Quarterly Financial Data (unaudited)

            The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001.

	Quarter Ended
2002	March 31,	June 30,	September, 30	December 31,
Net revenues	$3,921,000	$3,763,000	$3,687,000	$3,106,000
Gross margin	1,631,000	1,512,000	1,425,000	1,271,000
Net loss	(153,000)	(137,000)	(149,000)	(481,000)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)

	Quarter Ended
2001	March 31,	June 30,	September, 30	December 31,
Net revenues	$5,197,000	$4,951,000	$4,768,000	$4,225,000
Gross margin	2,171,000	1,972,000	1,940,000	1,662,000
Net Income (loss)	(413,000)	262,000	(138,000)	(5,026,000)

Basic and diluted Income (loss) per share	$(0.03)	$0.02	$(0.01)	$(0.34)

(15)     Management Plans

             As noted in Note 1 above, there is substantial doubt about the Company's ability to continue as a going concern.

             Based upon estimates of projected cash flows for the calendar year 2003, management believes that the Company's ability to continue in existence is dependent upon receiving new debt financing, cost reduction and general revenues from the operations of the Company's subsidiaries, as to any of which there can be no assurance.  Management is currently seeking potential lenders and is continuing to reduce costs.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

(16)     Fourth Quarter Adjustment (unaudited)

            In the three months ended December 31, 2002 the Company recorded an adjustment of $290,000 to amortize the cost of its Internet customer base.

NETLOJIX COMMUNICATIONS, INC., AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Balance at beginning of period	Additions		Deductions		Acquisition	Balance at end of period
Allowance for doubtful accounts and other provisions - years ended:
December 31, 2002	$ 128,000	$ 217,000	(a)	$ 106,000	(b)	--	$ 239,000
December 31, 2001	565,000	393,000	(a)	830,000	(b)	--------------	128,000
December 31, 2000	290,000	551,000	(a)	317,000	(b)	$ 41,000 (d)	565,000

Valuation allowance for deferred tax asset:
December 31, 2002	$ 6,393,000	$ (127,000)	(c)	$ --		$ --	$ 6,266,000
December 31, 2001	5,436,000	957,000	(c)	--		--	6,393,000
December 31, 2000	4,428,000	1,008,000	(c)	--		--	5,436,000

(a) Charged to selling, general and administration expense.
(b) Amounts written off.
(c) Recognized as a component of deferred tax assets.
(d) Allowance for receivables of acquired companies.

S-1

INDEX TO EXHIBITS

Number	Exhibit
2.1

Stock Purchase Agreement dated August 31, 1999, among the Registrant, Matrix Telecom, Inc. and Energy TRACS Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated September 8, 1999).

2.2

First Amendment to Stock Purchase Agreement dated as of September 16, 1999, among the Registrant, Matrix Telecom, Inc. and Matrix Acquisition Holdings Corp. (Incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated December 8, 1999)

2.3

Agreement and Plan of Merger dated as of December 28, 2002, between the Registrant and NetLojix Acquisitions Corporation (incorporated herein by reference to Appendix A to the preliminary proxy statement on Schedule 14A filed by the Registrant on December 30, 2002).

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

10.2	1997 Stock Incentive Plan. (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement on Schedule 14A dated January 8, 1997, File No. 0-27580).
10.3	1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-27580).
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

10.7

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

10.8

Promissory Note dated December 2, 1998, of Craig R. Clark to the Registrant, and Promissory Note dated November 17, 2000, of Craig R. Clark to the Registrant. (Incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-27580).

10.9

Assignment and Assumption Agreement dated as of September 28, 2001, among the Registrant, Remote Lojix/PCSI, Inc. and Laser Printer Care Company, Ltd.  (Incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-27580).

10.10

Employment Agreement dated as of September 10, 2001, between the Registrant and Anthony E. Papa. (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-27580).

10.11

Employment Agreement dated as of September 10, 2001, between the Registrant and James P. Pisani.  (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-27580).

10.12

Loan and Security Agreement dated as of January 31, 2002, among the Registrant, Remote Lojix/PCSI, Inc., NetLojix Telecom, Inc., Westnet Communications, Inc., CW Electronic Enterprises, Inc., Smith Technology Solutions, Inc. and DTL One, LLC. (Incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-27580).

21	List of Subsidiaries
23	Consent of Farber & Hass LLP, Independent Auditors
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350