Form 10QSB
period 2003-03-31
NETLOJIX COMMUNICATIONS INC
filed 2003-05-15
CIK 1005974

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

‑‑‑‑‑‑‑‑‑
FORM 10‑QSB
‑‑‑‑‑‑‑‑‑

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

FOR THE TRANSITION PERIOD FROM   ______________      TO _____________

COMMISSION FILE NUMBER 0-27580

‑‑‑‑‑‑‑‑‑

NETLOJIX COMMUNICATIONS, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

‑‑‑‑‑‑‑‑‑

DELAWARE	87-0378021
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

501 BATH STREET
SANTA BARBARA, CALIFORNIA 93101
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(805) 884-6300
(ISSUER'S TELEPHONE NUMBER)

As of May 12, 2003, there were 14,695,149 shares of the Registrant's Common Stock, par value $0.01 per share, issued and outstanding, excluding treasury stock.

Transitional Small Business Disclosure Format (check one):           Yes  [_]  No  [X]

NETLOJIX COMMUNICATIONS, INC.
QUARTER ENDED March 31, 2003

TABLE OF CONTENTS

PAGE
‑‑‑‑
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2003	3

Condensed Consolidated Statements of Operations for
the Three Month Periods Ended March 31, 2003 and 2002	4

Condensed Consolidated Statements of Cash Flows for
the Three Month Periods Ended March 31, 2003 and 2002	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 3. Defaults upon Senior Securities	17

Item 6. Exhibits and Reports on Form 8-K	17

Signature Page	18

Certifications	19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
March 31,
2003

Assets
CURRENT ASSETS
Cash	$321,000
Accounts receivable, net	805,000
Accounts receivable from related parties	354,000
Prepaid expenses and other current assets	217,000
Total current assets	1,697,000

Property and equipment, net	615,000
Other assets	40,000
Total assets	$2,352,000

Liabilities and Stockholders' Deficit
CURRENT LIABILITIES
Revolving line of credit	$1,200,000
Accounts payable and other accrued expenses	1,084,000
Accrued payroll related liabilities	602,000
Accrued network services costs	374,000
Litigation settlement liability	6,000
Sales and excise tax payable	32,000
Unearned revenue	711,000
Other current liabilities	475,000
Total current liabilities	4,484,000

Long term obligations	-
Total liabilities	4,484,000

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, authorized 1,000,000 shares, $0.01 par value
Series A convertible preferred stock, designated 250,000 shares, cumulative as to 8% dividends, 147,700 shares issued and
outstanding. (Liquidation preference of $845,824 at March 31, 2003
including dividends in arrears totaling $255,024.)	1,000

Common stock, authorized 40,000,000 shares, $0.01 par value,
issued 14,858,054 shares at March 31, 2003.	149,000
Deferred Compensation - restricted stock	(7,000)
Additional paid in capital	28,631,000
Preferred dividends	(102,000)
Accumulated deficit	(30,802,000)
Treasury stock, $0.01 par value, 162,905 shares at March 31, 2003	(2,000)
Total stockholders' deficit	(2,132,000)

Total liabilities and stockholders' deficit	$2,352,000

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months
	Ended March 31,
	2003	2002

SERVICE REVENUES
Unrelated parties	$2,097,000	2,889,000
Related parties - (note 8)	431,000	1,032,000
TOTAL SERVICE REVENUES	2,528,000	3,921,000

COST OF SERVICE REVENUES
(exclusive of depreciation - note 11)	1,368,000	2,290,000

GROSS MARGIN	1,160,000	1,631,000

OPERATING EXPENSES
Selling, general and administrative	1,132,000	1,597,000
Depreciation and amortization	112,000	154,000
Total operating expenses	1,244,000	1,751,000

OPERATING LOSS	(84,000)	(120,000)

Interest expense	(31,000)	(21,000)
Other expense, net	(6,000)	(12,000)
Loss from operations
before income taxes	(121,000)	(153,000)

Income tax benefit	-	-

NET LOSS	$(121,000)	(153,000)

Preferred dividends	-	-

Loss applicable to common shareholders	$(121,000)	(153,000)

Net loss per common share - basic and diluted	$(0.01)	(0.01)

Weighted average number of
common shares - basic & diluted	14,858,054	14,656,328

See accompanying Notes

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unadudited)
	Three months
	Ended March 31,

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(121,000)	$(153,000)
Adjustments to reconcile net loss from operations
to cash provided by (used by) operating activities:
Depreciation and amortization	112,000	154,000
Provision for bad debts	34,000	70,000
Stock compensation earned	2,000	2,000
Changes in certain operating assets and liabilities:
Accounts receivable	4,000	748,000
Due from affiliates	63,000	(206,000)
Other current assets	(18,000)	(92,000)
Accounts payable and accrued liabilities	(203,000)	(841,000)
Cash provided by (used by) operating activities	(127,000)	(318,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(21,000)	(18,000)
Cash used by investing activities	(21,000)	(18,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(4,000)	(4,000)
Amount borrowed (paid) on line of credit, net	-	373,000
Amounts paid on long term borrowings	-	(5,000)
Cash provided by (used by) financing activities	(4,000)	364,000

Net increase (decrease) in cash and cash equivalents	(152,000)	28,000

Cash at beginning of period	473,000	72,000

Cash at end of period	$321,000	$100,000

Cash paid during the period:
Interest	$31,000	$21,000

Non cash investing and financing activities:
None	$-	$-

See accompanying notes.

NETLOJIX COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2003 and 2002

(1)  Basis of Presentation

        The unaudited condensed consolidated financial statements of NetLojix Communications, Inc. and Subsidiaries (the "Company" or "NetLojix") as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in NetLojix's Form 10-KSB for the year ended December 31, 2002. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made to prior period amounts in order to conform to current year presentation.

(2)  Going Concern

        The company is in default under its secured credit facility and cannot borrow additional funds.  In addition, at March 31, 2003, the Company had a working capital deficit of $2,787,000 and negative stockholders' equity of $2,132,000.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Based upon estimates of projected cash flows for the calendar year 2003, management believes that the Company's ability to continue in existence is dependent upon receiving new debt financing, cost reduction and general revenues from the operations of the Company's subsidiaries, as to any of which there can be no assurance.  Management is currently in the process of taking the Company private (see note 4) and is continuing to reduce costs.

(3)  Acquisitions and Dispositions

        In January 2003, we ceased operations at Smith Technology Solutions, Inc., based in Northern California ("STS"), which provided technical support services to corporate customers, primarily in California. In April 2003 we sold STS's customers and one service contract to Dewayne Cornelious, the former general manager of STS.  The purchase price of $24,000 will be paid over 18 months and may be reduced by negotiating a reduction in rent and or disposing of assets at a price in excess of their book value.  We do not believe that this transaction will have a material adverse effect on NetLojix's net income.

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

(4)  Going private

        On December 28, 2002, NetLojix entered into an Agreement and Plan of Merger (the "merger agreement") with NetLojix Acquisitions Corporation ("NAC") providing for the merger of NAC with and into NetLojix, with NetLojix as the surviving corporation in the merger. NAC is owned and controlled by Anthony E. Papa and James P. Pisani, NetLojix's Chief Executive Officer and President, respectively (the "Executives"). Upon completion of the merger, NetLojix would become a privately held corporation all of the common stock of which would be owned by the Executives.

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

(5)  Net Loss Per Common Share

        Net Loss per common share for the three month periods ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,
Net loss per share -	2003	2002

Numerator:
Net loss	$(121,000)	(153,000)
Preferred dividends	-	-
Net loss applicable to common stockholders	(121,000)	(153,000)

Denominator:
Weighted average number of common shares used in basic and diluted Net loss per common share	14,858,054	14,656,328
Basic and diluted Net loss per common share	$(0.01)	(0.01)

        As of March 31, 2003 and 2002, common stock equivalent shares such as employee stock options have been excluded from the computation of diluted weighted average shares, as the effect would be antidilutive.  Comprehensive loss for the periods ended March 31, 2003 and 2002 is equal to net loss reported for such periods.

(6)  Litigation and Contingencies

        In connection with our 1998 acquisition of Remote Lojix/PCSI, Inc. we have accrued $456,000 in possible liabilities, which makes up most of our other current liabilities. However, our ultimate liability may exceed that amount.  On March 10, 2003 we received an assessment from the New York State Department of Taxation and Finance related to a portion of this liability in the amount of $115,000.

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

(7)  Stockholders' Equity

        During March 2002 we retired 25,000 shares of our common stock, which we repurchased from the NetLojix Communications, Inc. Employees' Savings Plan and Trust (the "401(k) Plan") at a price of $0.16 per share in December 2001.  These were unallocated shares that had been part of the employer contribution to the 401(k) Plan and were repurchased as a result of our decision to remove stock ownership as an option under the 401(k) Plan.

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

(8)  Related Party Transactions

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

        For the Quarter ended March 31, 2003, revenue from related parties as a percentage of total revenue decreased 10 percentage points to 17%.  The decrease was mainly due to the fact that UICI (a public company affiliated with certain stockholders of NetLojix) terminated NetLojix as its long distance services provider as of December 2002.

        On January 31, 2002, NetLojix's secured credit facility with Coast Business Credit expired, and NetLojix entered into a new secured credit facility with DTL One, LLC ("DTL").  DTL is owned and controlled by director Jeffrey J. Jensen. Under the DTL line of credit, NetLojix may borrow up to 80% of eligible receivables (as defined) up to a total amount of $2.0 million.  Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2% with a minimum interest rate of 10%. Borrowings under the credit facility are secured by substantially all assets of NetLojix. The credit facility also prohibits the payment of dividends and limits the size of business acquisitions that we may make without the prior consent of DTL. NetLojix is in violation of the maximum borrowing provisions of this credit facility and may not borrow additional amounts. DTL has notified the Company that it does not intend to renew the line of credit when it expires, but has not yet exercised its right to accelerate the required repayment of the amounts due under the facility.

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

(9)  Accounts Receivable

        Accounts receivable are net of allowances for doubtful accounts and other provisions of $271,000 as of March 31, 2003.  Interest is not accrued on overdue accounts receivable.  The allowance for doubtful accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

(10)  Revenue Recognition

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

(11)  Depreciation Excluded from Cost of Sales

        We have also excluded depreciation from Cost of Sales in the amount of $25,000 and $25,000 for the three month periods ended March 31, 2003 and 2002 respectively. Such amounts are included in depreciation in the operating expense section of the Statement of Operations and represent depreciation of equipment used in our data center.

(12) Segment Reporting

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

The results for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31, 2003
	Network Connectivity Services	Technical Support Services	Applications Development and Web Hosting	Total
Revenues	$1,303,000	854,000	371,000	2,528,000
Gross margin	565,000	260,000	335,000	1,160,000
Selling, general & administration	562,000	352,000	218,000	1,132,000
Depreciation & amortization	56,000	28,000	28,000	112,000
Interest expense	16,000	11,000	4,000	31,000
Other expense	3,000	1,000	2,000	6,000
Net income (loss)	$(72,000)	(132,000)	83,000	(121,000)
Total assets	$1,226,000	796,000	330,000	2,352,000

	Three Months Ended March 31, 2002
	Network Connectivity Services	Technical Support Service	Applications Development and Web Hosting	Total
Revenues	$2,026,000	1,486,000	409,000	3,921,000
Gross margin	664,000	666,000	301,000	1,631,000
Selling, general & administration	743,000	653,000	201,000	1,597,000
Depreciation & amortization	62,000	68,000	24,000	154,000
Interest expense	10,000	10,000	1,000	21,000
Other expense (income)	5,000	6,000	1,000	12,000
Net income (loss)	$(156,000)	(71,000)	74,000	(153,000)
Total assets	$2,265,000	975,000	470,000	3,710,000

        Within the three business segments there are multiple types of revenue which are stated separately below:

	Three months
	Ended March 31,
	2003	2002
Network Connectivity Services
Data & Voice Services	$774,000	1,375,000
Internet Services	529,000	650,000

Technical Support Services
Technical Support	161,000	514,000
Help Desk Services	664,000	943,000
Hardware	29,000	29,000

Applications Development and Web Hosting
Applications Development	71,000	132,000
Web Hosting	300,000	278,000
	$2,528,000	3,921,000

(13) Recent Accounting Pronouncements

        In December 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) #148, "Accounting for Stock-Based Compensation, Transition and Disclosure". This Standard provides alternative methods of transition for a voluntary change to the "fair value" based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro-forma effect of using the fair value method of accounting for stock-based compensation be displayed more prominently and in a tabular format. Additional, this standard requires the disclosure of the pro-forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS #148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We do not expect that the adoption of SFAS 148 will have a material effect on our financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES.  THE STATEMENTS CONTAINED IN THIS DOCUMENT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING WITHOUT LIMITATION STATEMENTS  REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES  REGARDING THE FUTURE.  ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.  ACTUAL EVENTS AND OUTCOMES COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING THOSE DESCRIBED HEREIN AND THOSE SET FORTH IN THE RISK FACTORS DESCRIBED IN ITEM 1 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2002.

        The following discussion and analysis should be read in connection with the unaudited condensed consolidated financial statements for the three month periods ended March 31, 2003 and 2002 of the Company and related notes included elsewhere in this report and the consolidated financial statements and related management discussion and analysis included in NetLojix's Annual Report on Form 10-KSB, for the year ended December 31, 2002.

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

        The third critical accounting policy relates to depreciation of fixed assets. The purchase of equipment is capitalized based on its cost. We provide depreciation of fixed assets using the straight-line method over the equipment's estimated useful life. We have also excluded $25,000 and $25,000 for the three month periods ended March 31, 2003 and 2002 respectively in depreciation from Cost of Sales.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2002.

Revenues

        Revenues from operations decreased $1.4 million or 35.5% to $2.5 million for the three months ended March 31, 2003 as compared to $3.9 million for 2002.  Revenues from related parties were $0.4 million for 2003, a decrease of $601,000, or 58%, from 2002.  For the three months ended March 31, 2003, revenue from related parties as a percentage of total revenue decreased 10 percentage points, to 17%.  These related parties include UICI, Excel Agent Services LLC, HealthAxis.com and Specialized Association Services (all companies affiliated with director Jeffrey J. Jensen or certain other stockholders of NetLojix). The decrease in revenue from related parties as a percentage of total revenue was mainly due to the loss of UICI, which terminated NetLojix as its long distance services provider with service ending in December of 2002. These related party revenues reflect long distance and data network services we provide to such parties on effectively the same terms as our other customers.

        Network connectivity services revenues decreased $0.7 million to $1.3 million for the three months ended March 31, 2003 from $2.0 million for the three months ended March 31, 2002. Within the network connectivity services segment, data and voice services accounted for $0.6 million of the decrease with the balance of the decrease attributable to Internet services.  Data and voice services decreased 43.7% from the comparable quarter in 2002 primarily due to the loss of UICI. Internet services revenues decreased $0.1 million or 18.6% to $0.5 million. The decrease is primarily due to a decrease in dial up connectivity accounts and reduced pricing on some of our dedicated products due to the competitiveness of the industry.

        Technical support services revenues were $0.9 million for the three months ended March 31, 2003, a decrease of $0.6 million or 42.5%, over the comparable quarter in 2002. Of the decrease in revenue, $0.3 million was associated with SG Cowen Securities Corporation's decision to decrease spending in this area with much of the remainder caused by the loss of ABN AMRO Inc. as a customer in July 2002.

        Application development and hosting services revenues decreased to $0.37 million for the three months ended March 31, 2003 from $0.41 million for the comparable quarter in 2002, a 9.5% decrease.  The decrease is primarily due to lower customer spending on non-recurring revenue streams such as application development projects and our increased focus on monthly recurring revenue streams such as hosting and managed services.  For the three months ended March 31, 2003 revenues from hosting services increased 8.0% over the three months ended March 31, 2002.

Gross Margin

        Gross margin from operations as a percentage of revenues increased to 45.9% for the three months ended March 31, 2003 from 41.6% for the three months ended March 31, 2002. Gross margin from operations decreased $0.4 million to $1.2 million for the three months ended March 31, 2003 from $1.6 million for the three months ended March 31, 2002.

        Network connectivity services gross margin as a percent of revenue increased to 43.4% for the three months ended March 31, 2003 from 32.8% for the three months ended March 31, 2002.  Within the network connectivity services segment, data and voice gross margins averaged 32.4% vs. 18.0% in the comparable quarter in 2002. This increase is largely due to the termination of the contract with UICI because of the low margins associated with that contract. Gross margins for Internet services decreased to 59.4% during the three months ended March 31, 2003 compared to 64.2% for the comparable 2002 quarter. The decrease from 2002 is primarily attributable to the reduced pricing on some of our dedicated products due to the competitiveness of the industry.

        Technical support services gross margins averaged 30.4% during the quarter ended March 31, 2003 compared to 44.8% for the comparable quarter in 2002.  Gross margins in the technical service segment decreased as a result of the loss of ABN AMRO Inc. along with increased costs associated with our remote help desk created in April of 2002.

        Application development and web hosting gross margins were 90.4% during 2003 compared to 73.3% for the comparable quarter in 2002.  The increase in gross margin is due primarily to the lowering of costs of good sold by renegotiating lower bandwidth costs.

Selling, General, and Administrative Costs

        Selling, general, and administrative costs decreased $0.5 million to $1.1 million for the three months ended March 31, 2003 from $1.6 million for the three months ended March 31, 2002.  As a percentage of revenues, selling, general and administrative costs increased to 44.8% for the three months ended March 31, 2003 from 40.7% for the three months ended March 31, 2002.  Of the decrease in selling, general and administrative expenses, $0.3 million is due to decreased salary expense. The remaining decrease in cost was associated with the consolidation of office space and a streamlining of our business.

Interest Expense

        At March 31, 2003, we had approximately $1.2 million in borrowings outstanding under our secured line of credit.  During the three months ended March 31, 2003 we averaged approximately $1.2 million in outstanding borrowings. Interest expense increased to $31,000 for the three months ended March 31, 2003 from $21,000 for the three months ended March 31, 2002, as a result of the higher level of average borrowings outstanding in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

        For the three months ended March 31, 2003, NetLojix reported a net loss from operations of $0.1 million and net cash used from operations of $0.1 million.  As of March 31, 2003, NetLojix had cash used by investing activities of $0.02 million.  The main change in the cash flow statement from December 31, 2002, is a lower cash balance, which paid down accounts payable.  As of March 31, 2003, NetLojix had cash and cash equivalents of $0.3 million and an outstanding indebtedness on its line of credit of $1.2 million. At that date, we had a working capital deficit of $2.8 million.  As a result of our operating losses and our working capital deficiency, our auditors have indicated in our annual report on the year ended December 31, 2002 that they have substantial doubt about our ability to continue as a going concern.

        On January 31, 2002, we repaid our secured credit facility with Coast Business Credit and entered into a new secured credit facility with DTL One, LLC ("DTL"), a newly formed entity affiliated with director Jeffrey J. Jensen.  Under the DTL line of credit, we may borrow up to 80% of eligible receivables (as defined) up to a total amount of $2.0 million.  Borrowings under the line of credit bear interest, payable monthly, based upon the prime rate of Bank of America NT & SA plus 2%, with a minimum interest rate of 10%. Borrowings under the credit facility are secured by substantially all of our assets.  The credit facility will mature on January 31, 2004.  After January 31, 2003, DTL may terminate the line of credit without cause, upon six months notice.  As of May 14, 2003, approximately $1.2 million is outstanding under the credit facility, and no amounts are available to be borrowed under the formula described above.  We have been in default under the DTL facility since January 2003, because our borrowings have exceeded 80% of our eligible receivables.  DTL has notified us that it does not intend to renew the line of credit upon expiration, but has not yet exercised its right to accelerate the required repayment of the amounts due under the facility.

        In July 2002, UICI (a public company affiliated with certain stockholders of NetLojix) terminated NetLojix as its long distance services provider.  The termination became effective in December 2002. For the three months ended March 31, 2003, UICI accounted for approximately $20,000 of NetLojix's revenues compared to $200,000 in the three months ended March 31, 2002.  Also in July 2002, ABN AMRO Inc. terminated NetLojix as its technical services provider.  For the three months ended March 31, 2002, ABN AMRO accounted for approximately $182,000 of NetLojix's revenues.  Finally, SG Cowen Securities Corporation, our single largest customer, dramatically reduced its usage of our services in 2002, and has indicated that it will further reduce or eliminate its usage of our services in 2003. These terminations or reductions will negatively affect our cash flow from operations.

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

        As of March 31, 2003, NetLojix's current assets consisted primarily of cash of $321,000 and accounts receivable of $1,430,000, net of an allowance for doubtful accounts of $271,000.  This reserve is established based on factors surrounding the credit risk of customers, historical trends and other information.  At that date, $61,000 of our accounts receivable were over ninety days past due, including one customer with a $100,000 balance on a payment plan.  NetLojix's current liabilities included $1.2 million on our line of credit and $2.1 million in accounts payable, payroll related expenses and accrued network services.  At March 31, 2003, NetLojix had $711,000 of unearned revenue, which consisted primarily of amounts billed and/or paid in advance for telecom and Internet related services with smaller amounts relating to prepaid retainers and service contracts.  In connection with our 1998 acquisition of Remote Lojix/PCSI, Inc. we have accrued $456,000 in possible liabilities, which makes up most of our other current liabilities. However our ultimate liability may exceed that amount.  On March 10, 2003 we received an assessment from the New York State Department of Taxation and Finance related to a portion of this liability in the amount of $115,000.

        We lease office space and various equipment under operating leases which expire in various years through 2006.  In the normal course of business, operating leases are generally renewed or replaced by other leases. Total office and building expense for the three months ended March 31, 2003 was $146,000 and $167,000 for the same period in 2002. NetLojix currently has multiple contracts for switching and transmission facilities, equipment, network lines and software.  The total commitment is approximately $475,000 with termination dates ranging from present through second quarter 2005.  The commitment consists of a number of small contracts with venders for services with varying minimum amounts and termination dates, none of which is material by itself.  The larger telecom contracts with minimum commitments that we have had in the past have been renegotiated to exclude minimums.

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

PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(b)   NetLojix has outstanding 147,700 shares of its Series A Convertible Preferred Stock (the "Series A Preferred").  The Series A Preferred ranks prior to NetLojix's common stock.  As of May 12, 2003, dividends in arrears on the Series A Preferred totaled $255,024.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.

99.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

99.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

    (b)   Reports on Form 8-K.  NetLojix did not file any reports on Form 8-K during the quarter ended March 31, 2003.

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

Dated: May 14, 2003

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

Date May 14, 2003

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

Date May 14, 2003

/s/  GREGORY J. WILSON
---------------------------------
Gregory J. Wilson
Treasurer and Controller (Principal
Financial Officer and Principal Accounting Officer)